Form 10-K
period 2022-01-29
Samsara Inc.
filed 2022-03-30
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-41140
SAMSARA INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3100039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Rhode Island Street 4th Floor, South Building San Francisco, California 94103
(Address of principal executive offices, including zip code)
(415) 985-2400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	IOT	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
The registrant was not a public company as of July 30, 2021, the last business day of its most recently completed second fiscal quarter, and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date. The registrant’s Class A common stock began trading on The New York Stock Exchange on December 15, 2021.
As of March 23, 2022, there were 80,138,030 shares of the registrant’s Class A common stock, 428,636,573 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 29, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable expressions that concern our expectations, strategy, plans, or intentions.
Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, other key business metrics and non-GAAP financial measures, our ability to determine reserves and our ability to achieve and maintain future profitability;
•the sufficiency of our cash, cash equivalents and investments to meet our liquidity needs;
•our expectations regarding future dividend payments or issuances of additional capital stock;
•our ability to attract, retain and expand our relationships with customers;
•our ability to develop new products, features, integrations, and enhancements for our solution;
•our ability to compete with existing and new competitors in existing and new markets and offerings;
•our ability to successfully acquire and integrate companies and assets;
•our ability to maintain the security and availability of our solution and business systems;
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection;
•our expectations regarding the effects of the ongoing COVID-19 pandemic upon our business;
•our expectations regarding the effects of global supply chain challenges upon our business;
•our ability to successfully execute on strategic initiatives and manage risk associated with our business, including as we expand the scope of our business;
•our expectations regarding international expansion efforts;
•our expectations regarding our market opportunities and the evolution and growth of these markets and competition within these markets;
•our ability to develop and protect our brand;
•our expectations and management of future growth;
•our ability to hire, retain, and develop our employees;
•our expectations concerning relationships with third parties;
•our ability to maintain, protect and enhance our intellectual property;
•our ability to achieve and maintain carbon neutrality; and
•our anticipated tax withholding and remittance obligations in connection with restricted stock unit settlements.
Samsara Inc. (the “Company,” “Samsara,” “our” or “we”) cautions you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the outcome, future results, levels of activity or growth, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements contained in this Annual Report on Form 10-K relate only to events as of the date on which the statements are first made available. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.
RISK FACTOR SUMMARY
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Accordingly, this summary should not be relied upon as an exhaustive summary of the material risks facing our business.
•Risks Related to Our Business, Industry, and Operations
◦We have a history of losses and may not be able to achieve or sustain profitability on a consistent basis or at all in the future.
◦Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
◦The ongoing COVID-19 pandemic (including any new strains or variants) could harm our business and results of operations.
◦We face risks associated with the growth of our business in new use cases.
◦If we are unable to attract new customers, our future revenue and results of operations will be harmed.
◦If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.
◦We rely heavily on direct sales to sell subscriptions to access our Connected Operations Cloud.

◦The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense.
◦Our ability to achieve customer renewals and increase sales of our products is dependent on the quality of our customer outcomes team, and our failure to offer high quality support would have an adverse effect on our business, reputation, and results of operations.
◦Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our IoT devices may adversely affect our ability to sell subscriptions to our Connected Operations Cloud and our results of operations.
◦Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
◦We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
◦If we are not able to develop and timely introduce new Applications and features for our Connected Operations Cloud that achieve market acceptance, keep pace with technological developments, and meet emerging regulatory requirements, our business, financial condition, and results of operations would be harmed.
◦If we fail to effectively manage our growth, our business and results of operations could be harmed.
◦We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our solution and adversely affect our business, revenue growth, and market share.
◦If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure, our reputation may be harmed and our business could be materially and adversely affected.
◦Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
◦Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third-party services, could adversely affect our results of operations.
◦We rely on third-party software for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
◦If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements or preferences, our Connected Operations Cloud may become less competitive.
◦Our Connected Operations Cloud relies on cellular and GPS networks and any disruption, failure or increase in costs of these networks could adversely affect the functionality of our solution and impede our profitability and harm our results of operations.
◦If we do not develop IoT devices that are compatible with third-party hardware, software and infrastructure, including the many evolving wireless industry standards, our ability to introduce and sell new subscriptions to access our Connected Operations Cloud could suffer.
◦The competitive position of our Connected Operations Cloud depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful in maintaining and expanding the compatibility of our solutions with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.
◦Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties.
◦We may not be able to maintain and expand our business if we are not able to hire, retain and manage qualified personnel, and in particular, our key personnel.
◦If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

◦If we are not able to maintain and enhance our brand, our business, financial condition, and results of operations may be harmed.
◦Issues in the use of AI in our solution may result in reputational harm or liability.
◦We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, financial condition, and results of operations.
◦A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Cloud could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
◦Challenges in implementation or incorrect use of, or our customers’ failure to update, our solution could result in customer dissatisfaction and negatively affect our business and growth prospects.
◦We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
◦Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
•Risks Related to Our Intellectual Property
◦Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
◦There can be no assurance that our patents or patent applications will be enforceable or otherwise upheld as valid.
◦Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
◦We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
◦Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions.
◦Our use of open source software could negatively affect our ability to sell subscriptions to our Connected Operations Cloud and subject us to possible litigation.
◦Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.
◦We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our solution should we not be able to continue or obtain a commercially reasonable license to such technology.
•Risks Related to Government Regulation
◦The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
◦Reductions in regulation of our customers’ physical operations may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.
◦Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.
◦Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
◦We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business.

◦Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
◦A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
◦Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.
◦We are required to comply with governmental export control, economic sanctions and import laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, financial condition, and results of operations.
◦Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
◦We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors or other third parties fail to adhere to their compliance obligations under our policies and applicable law.
•Risks Related to Finance, Accounting, and Tax Matters
◦Our results of operations and our business metrics have fluctuated and are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.
◦If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be adversely affected.
◦We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business and financial condition.
◦Our business is exposed to risks related to third-party financing of our customers’ subscriptions to our Connected Operations Cloud.
◦Changes in our subscription or pricing models could adversely affect our business, financial condition and results of operations.
◦We recognize certain revenue streams over the term of our subscription contracts. Consequently, downturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
◦Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
◦Our international operations may subject us to potential adverse tax consequences.
◦If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
◦We could be required to collect additional sales, use, value added, digital services or other similar taxes or be subject to other liabilities that may increase the costs our customers would have to pay for our Applications and adversely affect our results of operations.
◦We may be subject to liabilities on past sales for taxes, surcharges, and fees.
◦Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
◦If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

•Risks Related to the Ownership of Our Class A Common Stock
◦Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, including when our IPO lock-up or market standoff period ends, could cause the market price of our Class A common stock to decline.
◦Our stock price may be volatile, and may decline significantly and rapidly regardless of our operating performance, resulting in substantial losses for investors.
◦The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO.
◦We cannot predict the impact our multi-class structure may have on the market price of our Class A common stock.
◦An active and liquid market for our Class A common stock may not be sustained, which may make it difficult for investors to sell the Class A common stock they purchase.
◦Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
◦If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
◦We do not intend to pay dividends for the foreseeable future.
◦We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
◦The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
◦Our management team has limited experience managing a public company.
◦If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
◦Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
◦Our business could be impacted as a result of actions by activist shareholders or others.
◦Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
•General Risk Factors
◦Our business may be materially and adversely impacted by U.S. and global market and economic conditions.
◦Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
◦Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
◦Future litigation could have a material adverse impact on our results of operations and financial condition.
◦Economic uncertainty or downturns, particularly as they impact particular industries, could adversely affect our business and results of operations.
◦We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business, operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

PART I
Item 1. Business
Overview
Samsara is on a mission to increase the safety, efficiency and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which allows businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable business insights and improve their operations.
Businesses in industries like transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others are the backbone of the global economy. They operate high-value assets, coordinate large field workforces, manage complex logistics and distributed sites, and face environmental, safety and other regulatory requirements. We estimate that these industries represented over 40% of the global GDP in 2020. Yet historically, these industries have been underserved by technology, leaving them heavily reliant on manual processes and legacy systems that are siloed and lack cloud connectivity. Without connected digital tools, physical operations businesses struggle to access real-time data, making it nearly impossible to achieve complete operational visibility or drive meaningful improvements in productivity.
We are solving the problem of opaque operations and disconnected systems. By harnessing recent advancements in IoT connectivity, artificial intelligence (“AI”), cloud computing and video imagery, we are enabling the digital transformation of physical operations. Using our Connected Operations Cloud, customers can visualize their physical operations in real-time, on one integrated platform in a way that would have been impossible and impractical only a few years ago.
Our Connected Operations Cloud consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze and act on data insights, using our cloud dashboard, custom alerts and reports, mobile apps and workflows. Our differentiated, purpose-built suite of solutions enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We provide an end-to-end solution for operations: Our solution connects physical operations data to our Connected Operations Cloud, which consists of our Data Platform and Applications. Our Data Platform ingests, aggregates, and enriches data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes the data actionable for use cases through our Applications.
Our Connected Operations Cloud captures data that was previously siloed and difficult to analyze in several different ways. For the many physical assets that are still offline, our solution includes IoT devices that capture data and connect it to the cloud. For the physical assets that are increasingly embedded with cloud connectivity, we partner with original equipment manufacturers (“OEMs”) to capture data via application programming interfaces (“APIs”). Data may also be captured from customer enterprise applications or local software systems. This operational and IT data is ingested into our Data Platform, where it is aggregated, enriched, and analyzed using embedded functionality for AI, workflows and analytics, alerts, API connections, and data security and privacy. Our Data Platform powers our Applications, which include solutions for video-based safety, vehicle telematics, apps and driver workflows, equipment monitoring, and site visibility. Our Data Platform also empowers developers via an open API and provides enhanced privacy and security features that are tailored to our Applications.
Our customers include small businesses, state and local governments, and large, global enterprises with complex operations involving thousands of physical assets. As of January 29, 2022, we had over 14,000 Core Customers, who are customers with subscriptions to our Connected Operations Cloud representing over $5,000 in annual recurring revenue (“ARR”)1. And we believe there is still significant room for growth.
1 ARR is calculated as the annualized value of subscription contracts that have commenced revenue recognition as of the end of the reporting period.

Unlike retail, advertising, media, and information technology, which have already undergone digital transformation, industries with physical operations are still in the early stages of digital adoption. Historically, the ability to connect their assets to the Internet has been limited by the physical nature of these industries. Often, the systems used in these industries are closed, cumbersome, and require manual data entry, which leads to inefficient use that, in turn, causes safety, efficiency, and sustainability issues. In addition, the cost and availability of sensors, compute capability, storage, video, and analytical processing have prevented widespread analysis of operations data. However, with advancements in IoT connectivity, cloud computing, video imagery, and AI, we believe industries that depend on physical operations are at the precipice of a massive wave of digital adoption. Samsara is enabling this transformation.
Our ability to capture, aggregate, and analyze IoT data is our key differentiator. This allows us to turn IoT data into actionable business insights, which deliver significant value to our customers. The scale of our Data Platform more than doubled in fiscal year 2022 and now collects about 4.6 trillion data points annually, including video footage, people and motion detection, GPS location, energy consumption, asset utilization, compliance logs, accelerometer and gyroscope data, and engine diagnostics. This immense data set powers our AI and provides our customers with actionable business insights that improve the safety, efficiency, and sustainability of their operations. For example, our platform processed over 85 billion minutes of video footage and made over 2.4 billion AI-based detections in fiscal year 2022, a more than twofold annual increase. Our solution enables operations to achieve higher utilization of physical assets, reduced need for manual oversight and judgment, improved safety outcomes, lower insurance costs, fuel and electricity savings, emissions reductions, less unplanned downtime, efficiencies from routing and scheduling, minimized compliance costs, and automation of manual processes. Our Connected Operations Cloud benefits from powerful network effects. As more customers adopt our solution, we collect more data from a more diverse set of physical assets and software applications, thereby improving our machine learning models and generating better operational insights that make our Connected Operations Cloud more attractive to customers.
Customers typically adopt our solution to automate business processes and improve efficiencies throughout their organizations. By using Samsara’s Connected Operations Cloud, our customers are able to realize significant improvements in their operations that are reflected in their cost savings, improved safety and compliance records, and superior end-customer experience. These improvements can lead to improved profitability and durable revenue growth for our customers.
Examples of how customers use and benefit from our Connected Operations Cloud include:
•One of the largest office retailers in North America reduced safety event rates by 73% during their Samsara pilot by using our real-time, in-cab audio alerts and driver coaching.
•A peer-to-peer car-sharing service used Samsara to track and maintain their 6,100 vehicle fleet, increasing fleet longevity.
•A large freight carrier achieved a 50% reduction in idling, representing a savings of 150,000 gallons of fuel and over $500,000 annually, by coaching drivers using Samsara’s idle and fuel usage reporting.
•A large city government reduced fleet downtime by 28% by using engine fault code alerts to better manage and plan fleet maintenance based on real-time usage data.
•A waste transportation company achieved a 58% drop in speeding incidents while simultaneously decreasing their rate of driver turnover. These safety improvements translated to $500,000 in reduced insurance premiums.
•A crane, rigging, and heavy transport company used Samsara across their over 2,000 equipment assets to monitor real-time diagnostics, keeping their fleet active and driving revenue.
We were founded in 2015 and have achieved significant growth since our inception. For our fiscal years ended January 29, 2022 and January 30, 2021, our revenue was $428.3 million and $249.9 million, respectively, representing year-over-year growth of 71%. Our net loss was $355.0 million and $210.2 million for our fiscal years ended January 29, 2022 and January 30, 2021, respectively. We offer access to our Connected Operations Cloud on a subscription basis and price each subscription on a per asset, per application basis. In each of the last three fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. Our business model focuses on maximizing the lifetime value of our customer relationships and we continue to make significant investments in order to grow our customer base. We estimate that for the last three fiscal years, the calculated lifetime value of our customers has exceeded eight times the associated cost of acquiring them.

Our Solution

We are helping drive the digital transformation of physical operations by enabling organizations with fleets, equipment, job sites, and mobile employees to connect real-time data from their physical operations on one platform. Our solution lets organizations capture data from our IoT devices and a growing ecosystem of connected assets and third-party systems so that they can access, analyze, and act on key insights to improve end-to-end operations. Our solution consists of our Connected Operations Cloud, together with a suite of easy-to-install, ruggedized IoT devices that capture data from offline assets and connect them to the cloud.
Our Connected Operations Cloud includes:
•Our Data Platform, which ingests, aggregates, and enriches data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and which has embedded capabilities for AI, workflows and analytics, alerts, API connections, and data security and privacy; and

•Applications for video-based safety, vehicle telematics, apps and driver workflows, equipment monitoring, and site visibility.
Key Applications of Our Connected Operations Cloud
We chose to start our journey in digitizing physical operations with connected fleets. Commercial vehicle fleets are the backbone of physical operations and are required to deliver and transport services, goods, and people in industries including transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. These industries are ripe for transformation, with a breadth of available data and widespread reliance on antiquated, legacy technologies. Industries with commercial vehicle fleets face continued pressure to reduce costs and improve services, while simultaneously finding ways to overcome high accident rates, inefficient fuel consumption, and compliance burdens. While the portion of our business focused on fleets has significantly expanded over the years, we believe we are still in the very early stages of this large and expansive opportunity.
Our core Applications for connected fleets include:
•Video-Based Safety: Enables customers to protect their teams with AI-enabled video, detecting high-risk behaviors and incidents in real-time, preserving video records to exonerate drivers and dispute fraudulent damage claims, and providing software coaching workflows to analyze and improve driver safety. Drivers are trained in real-time through audible in-cab alerts. They also receive video-based coaching and safety scorecards.
•Vehicle Telematics: Provides a robust, real-time telematics solution with GPS tracking, routing and dispatch, fuel efficiency management, electric vehicle usage and charge planning, preventative maintenance, and diagnostics capabilities to efficiently manage vehicle fleets in a sustainable way.
•Apps and Driver Workflows: Improves driver productivity and enables regulatory compliance, as drivers see upcoming jobs, capture electronic documents, perform maintenance inspections, maintain compliance logs, and message with back-office administration. Using our apps, businesses are able to digitize documents, exchange key real-time messages, and manage driver workflows. Additionally, drivers and the back-office are able to streamline compliance workflows to meet stringent regulatory requirements. With proactive alerting to key stakeholders, our customers can reduce compliance risk and violations.
Building on our experience in connected fleets, our industry-agnostic architecture and culture of innovation enabled us to add new data to our Connected Operations Cloud and develop new Applications across physical operations, including:
•Equipment Monitoring: Provides rich visibility and management of distributed equipment, from generators and compressors to heavy construction equipment and trailers, improving operating efficiency and preventing unplanned downtime.
•Site Visibility: Provides remote visibility for IP cameras—whether provisioned by Samsara or a third party—with mobile and cloud-based software to improve site security and incident response times, and proprietary AI algorithms to power alerting and search features.
These expansion Applications were driven by feedback from our customers who wanted to leverage our solution more broadly across their operations.
Benefits of Our Solution
Our solution provides the following benefits to our customers:
•Captures and Connects IoT Data. Our solution captures, connects, and aggregates data into our cloud-based Data Platform. For assets without embedded sensors, we capture data using our self-installed plug-and-play IoT devices. For offline assets with built-in sensors, we provide connectivity to the internet. We have also invested in cloud-based integrations with third-party systems to unlock data directly in the cloud.
•Provides a Single Pane of Glass. Our Data Platform brings disparate IoT data together in one place, providing our customers with a “single pane of glass” so that users have visibility into their physical operations across their entire organizations. Additionally, we bring operational IoT data together with our customers’ IT data by integrating with their enterprise resource planning, transportation management systems, payroll, human capital management, and work order applications. With Samsara, organizations have a central operating system of data, no longer have to manage many disparate software and hardware systems and have extensive visibility into their assets through prioritization and benchmarking capabilities.

•Improves Safety and Reduces Costs. We enable our customers to actively monitor safety issues by leveraging IoT data and AI to extract patterns and improve their safety programs. In fiscal year 2022, we processed over 85 billion minutes of video footage. That footage included harsh braking, distracted driving, harsh turning events, and people and motion alerts, which can be used to monitor and improve the safety of our customers’ physical operations. We also help protect our customers against false claims by providing video proof when accidents occur, which can lead to reductions in insurance premiums for our customers.
•Increases Operational Efficiency. Our solution enables our customers to improve productivity by making data-driven decisions and automating previously manual tasks. The end result is more efficient use of time and resources, and the ability to make real-time decisions. For example, our routing and dispatching application enables our customers to save on fuel consumption by finding more efficient routes using real-time data on road conditions and delivery delays. Our customers also benefit from efficiency improvements stemming from automating workflows and digitizing documentation for regulatory compliance purposes.
•Enhances Sustainability. Our solution allows our customers to reduce their environmental footprint, an increasing focus for businesses around the world. This includes monitoring carbon emissions, identifying fuel and energy waste, reducing paper waste, decreasing food waste, monitoring environmental pollutants, and using data to accelerate the broader adoption of electric vehicles in commercial fleets. Similarly, our platform helps product manufacturers perform quality assurance in real-time to reduce wasted product by catching production or quality issues immediately. This reduces materials wasted and allows our customers to improve their throughput and yield.
•Supports Efficient Regulatory Compliance. We enable our customers to more easily meet regulatory compliance obligations. Our Data Platform centralizes data from disparate sources and facilitates reporting and auditing, digitizes documents to reduce paperwork and manual data entry, and deploys real-time alerts to prevent costly compliance violations. These capabilities make compliance with regulatory obligations more efficient and accurate, lowering overhead and reducing the likelihood of violations. For example, we streamline our customers’ processes to meet Electronic Logging Device (ELD) mandates, Hours of Service (HOS) rules, and Driver Vehicle Inspection Report (DVIR) requirements. Additionally, we enable enhanced compliance with Occupational Safety and Health Administration (OSHA) requirements on operations sites. Our customers can also customize and control privacy features to meet requirements under laws and regulations such as the General Data Protection Regulation (GDPR) and the California Consumer Privacy Act (CCPA).
What Sets Us Apart
•IoT Data Leader. We believe that the quantity and diversity of IoT data types on our Connected Operations Cloud, together with the analytic insights that we provide our customers, differentiate us in the market. In fiscal year 2022, our Data Platform processed over 85 billion minutes of video footage and collected about 4.6 trillion data points. This immense amount of data powers our AI platform. For example, using video and telematics data, we have been able to identify 20 million stop signs—the vast majority of which are not identified in publicly available mapping datasets. We can correlate this data with different datasets such as customer driving behavior and use AI to determine if drivers are rolling through stop signs or if traffic patterns in a city have changed. As we aggregate and analyze more data, the benefits of our Connected Operations Cloud increase.
•Single Integrated Platform. Our integrated platform brings together data from across an organization’s physical operations including fleets, equipment, and sites to give customers a digital, actionable view of their physical operations in one place. This single pane of glass is designed to deliver comprehensive insight into a customer’s end-to-end physical operations.
•Extensible Technology Platform. Our Connected Operations Cloud is fully integrated to securely access and manage multiple Applications for physical operations. Our Data Platform is deployed across a wide variety of industry verticals and integrated with third-party applications such as enterprise resource planning, payroll, and human capital management applications, extending the impact of IoT data to customers’ existing applications. Our Connected Operations Cloud was also built with data security and privacy in mind. It provides non-technical customers state-of-the-art security and privacy tooling that is easy to adopt and tailored for the specific Applications they depend on. The integrated nature of our Connected Operations Cloud offers a differentiated IoT data solution to those of our customers who are not data experts.

•Purpose-Built for Physical Operations. Our cloud-native Data Platform was specifically developed to empower businesses to improve their operations. Our Data Platform’s ability to generate insights from trillions of IoT data points requires deep knowledge of operations use cases and data. For example, our Data Platform can correlate harsh braking data with video safety data to determine a safe or unsafe braking event. Combining multiple data inputs with contextual insight enables our customers to make a determination on whether the driver’s braking habits should be reviewed. In addition, we recognized the advancements in computing capabilities and have harnessed the improved level of IoT computation to deliver real-time access to complex analyses that our customers need instantaneously. We do this by incorporating edge computing capabilities into our products for the unique requirements of physical operations. For example, we ingest video data and immediately analyze it at the edge to alert drivers or security operators of tailgating, safety hazards, unsafe work environments and distracted driving in real-time. By continuously refining our AI algorithms with data we collect every day, we can offer improved insights and alerts specific to physical operations at the edge. The use of edge computing in our IoT devices also allows critical data collection and processing to occur synchronously on a device without latency or in environments with low connectivity for real-time applications.
•Ease of Use and Adoption. Our solution is typically self-installed and can be fully deployed and configured in as little as one hour. Ease of installation allows customers of all sizes and levels of sophistication to quickly bring their physical assets online, adopt our Connected Operations Cloud, and begin using our Applications that provide actionable insights with minimal required setup. Our simple user experience and clean user interface make it easy for users to get up and running on Samsara, from back-office administrative teams to field workers and drivers. Our solution is easy to use and deploy, enabling customers of all sizes and levels of sophistication to accelerate their digital transition and quickly gain access to actionable insights. Once implemented, we make it easy for customers to add new Applications.
•Innovation Flywheel. We constantly innovate to improve our customers’ operations. We have a culture of innovation, which is evidenced by our release of more than 200 features in the past fiscal year, including our Camera Connector, Parking Mode, updated safety dashboard, new idling report, and coaching reporting improvements, among other new releases. Importantly, we incorporate customer feedback collected through a feedback submission form on our customer dashboard as well as across our internal teams. Our product team also works directly with existing and prospective customers to incorporate direct feedback into our development process. Our customers feel like they are contributing to their own success, and in turn, continue to provide feedback as our Connected Operations Cloud evolves. This flywheel effect accelerates innovation across all aspects of our solution.
•Partner Ecosystem. Our Connected Operations Cloud serves as the central hub for a robust ecosystem of partner connections. Our ecosystem includes over 155 third-party integrations in the Samsara App Marketplace, a portal through which customers can connect our Applications to external applications. Our Experts Marketplace features a network of certified system integrators, consultants, and implementation partners who provide services to our customers. We also partner with leading OEMs who embed sensors and connectivity into their products, enabling customers to bring IoT data from their assets into our Data Platform without aftermarket IoT devices. Our ecosystem connectivity expands our reach in the market and reinforces the integration of our Connected Operations Cloud with our customers’ physical operations.
•Differentiated Company Culture. Our differentiated company culture is a core driver of our success. We innovate quickly in partnership with our customers, we focus on durable, long-term solutions, and we’ve built a curious and collaborative employee community that wins as a team. Our culture is a competitive advantage; it helps us attract and retain talent.
Our Team and Culture
Our culture is rooted in our values. Our values reflect what has always been core to who we are, and who we aspire to be as we drive our mission, build for the future, and grow our incredibly talented team. Our values are:
•Focus on customer success. We build relationships with our customers, look to solve problems, and deliver a great customer experience.
•Build for the long term. We are building an enduring company that makes a positive impact on the world. The digital transformation of physical operations won’t happen overnight, and we are committed to working at a sustained pace to help make it happen.
•Adopt a growth mindset. We are curious and have an entrepreneurial spirit that leads us to seek out new challenges, embracing lessons learned along the way.

•Be inclusive. We create an environment where people can bring their whole, authentic selves to work and that reflects the diversity of the world we are helping to improve.
•Win as a team. We win together, celebrate together, and support each other. We all operate with trust and respect, and are excited to build and contribute to Samsara’s community.
We know that it takes a significant effort across all teams to build an industry-leading company for the long term. We invest in developing our leaders, running a feedback loop on people programs, and keeping our standards high through every part of our organization. We focus on customers. We focus on technology. We focus on our community. And we always win as a team.
Feedback, both from customers and employees, is at the heart of our culture. Coupled with our performance-based approach to compensation, we have created a culture where employees are rewarded for impacting our business directly through their actions.
We focus our people strategy on hiring, developing, and retaining diverse talent. Creating a diverse workforce and an inclusive workplace is an important part of our mission that fosters greater creativity, innovation, and connection to the communities we serve. We care deeply about diversity, equity, and inclusion, not only because it fits our values, but also because it is critical for our long-term success as a business. The unique approaches and perspectives of our team members help us solve complex problems. Employees across the company are encouraged to participate in diversity and inclusion-related programming and to get involved in Samsara’s many employee resource groups and clubs.
At Samsara, we also build for the long-term by extending our community beyond our corporate walls. Through volunteering, donating our products to impact-driven organizations, and matching employee donations, our Samsara for Good program strives to bring the best of Samsara to those who need it most. This program and related employee groups focus on fostering greater connections within our community.
Our mission and culture are a competitive advantage for us in attracting and retaining top talent alongside recent accolades, including Forbes Cloud 100 (#19 in 2021), Forbes AI 50, and the Financial Times America’s Fastest Growing Companies (#2 in 2021).
As of the last business day of the fiscal quarter ended January 29, 2022, we had 1,616 employees.
Sustainability
We are also focused on carbon neutrality and have set ambitious sustainability goals for our own business. We believe we have achieved carbon neutrality for fiscal year 2022 by assessing our carbon footprint, including our scope 1, 2, and 3 emissions, including emissions from our final stage hardware suppliers and key service providers, and investing in carbon offset projects. Carbon offset projects that we have recently invested in include biomass carbon sequestration, the safe destruction of old refrigerant stockpiles that would otherwise leak into the atmosphere, and the replacement of contaminated transformer oil used in electric grid equipment. We are working with a third-party climate technology partner to further develop our carbon neutrality plan, track our progress, and eventually to confirm our reduction via third-party audits. We aim to maintain carbon neutrality by making additional commitments towards the reduction of our carbon footprint, focusing on our supply chains, and continuing to invest in high-quality permanent carbon removal and offset projects where reduction is not possible.
Growth Strategies
We intend to pursue the following growth strategies:
•Expand Our Customer Base by Acquiring New Customers. With a rapidly digitizing market, we believe that there is a significant opportunity to continue to grow our customer base. We plan to continually invest in our sales and marketing capabilities and leverage our go-to-market model to continue acquiring new customers.
•Expand Within Our Existing Customer Base. As of January 29, 2022, over 70% of our Core Customers and 90% of our customers representing over $100,000 in ARR subscribe to multiple applications. We see a significant opportunity to expand Application adoption, increase the number of physical assets integrated with our Connected Operations Cloud, and expand across our customers’ sites and divisions. We will continue to educate our customers on the benefits of using our other Applications and leveraging our Connected Operations Cloud.
•Continuous Customer-centric Innovation and Product Releases. By leveraging our customer-centric innovation flywheel, we are able to continuously build new Applications and release new features for our customers based on their direct feedback. Our goal is to continue to add new data types to our Connected Operations Cloud, and use this growing data asset alongside customer feedback to innovate and introduce new Applications that our customers can use across their operations. Over time, we plan to explore product opportunities in new use cases, such as IoT developer platforms, manufacturing, agriculture, and smart cities.

•Expand Our Partnerships and Integrations. Our Connected Operations Cloud is broadly applicable across verticals, and we provide customizability with over 155 partner integrations used by more than 7,000 customers, including numerous OEM partnerships. Continued growth in integrations will strengthen our ecosystem, further increasing the opportunity to attract customers that prioritize interoperability with their existing applications. We believe that additional partnerships will further enhance our distribution capabilities.
•Expand Internationally. A key focus of our company is to continue to expand our global reach. In May 2018, we established our first international office in London. We continued to expand our international footprint in fiscal year 2022 by opening new offices in Mexico and the Benelux region. In fiscal year 2022, we generated approximately 10% of our total revenue from outside the United States. Over time, we believe that we have a significant opportunity to increase our revenue across global markets.
Our Applications
Our Connected Operations Cloud includes an extensive AI-powered Data Platform that brings real-time visibility, analytics, and insights to our customers’ physical operations. We have built numerous Applications on our Data Platform to operationalize these analytics and insights, including video-based safety, vehicle telematics, apps and driver workflows, equipment monitoring, and site visibility.
Video-Based Safety
•Cloud-Based Visibility. Our safety solution allows customers to view, analyze, and archive video from connected IoT dash cameras. By combining dashcam footage with speeding and accelerometer data, customers can reconstruct incidents and exonerate drivers in not-at-fault situations and can reduce costs by refuting fraudulent claims. Customers can live-stream video to conduct “virtual ride-alongs,” enabling hands-on real-time coaching from anywhere. Using our Video-based Safety Application, a waste transportation company was able to decrease their rate of driver turnover and achieve a 58% drop in speeding incidents. These safety improvements translated to $500,000 in reduced insurance premiums.
•AI-Based Computer Vision. Our safety system leverages proprietary AI, embedded at the edge in IoT dash cameras, to detect safety events in real-time. By detecting risky behaviors like distracted driving or tailgating, our system can alert drivers using real-time, in-cab audio alerts, and video is captured in the cloud for personalized driver coaching.
•Scoring and Reporting. Our safety coaching tools use driver data to identify top performers and those in need of coaching and give customers a fleet-wide view of risk factors and trends around speeding, distraction, harsh driving, and more. Customers can create employee rewards programs based on driver data, measure changes to fleet performance with fleet-level reporting, and compare their fleet performance against industry benchmarks.
•Coaching Workflows. Our coaching solution provides video-centric software workflows to customers, enabling them to systematically coach drivers and monitor coaching effectiveness. Step-by-step coaching based on real driver behavior improves the effectiveness of live coaching sessions, whether they are conducted in person or remotely via mobile devices. In its first year of rolling out Samsara’s AI dash cams and safety inbox to coach drivers at scale, a Fortune 100 food processor reduced accidents by 50% and beat their accident ratio per million miles goal.
Vehicle Telematics
•Real-Time GPS Tracking. Our real-time vehicle location tracking gives customers visibility into their entire fleet, enabling rapid operational improvement.
•Routing and Dispatch. Customers can manage, track, update, and share route progress with their end-customers to improve on-time arrivals and end-customer satisfaction.
•Reporting and Alerts. Easy-to-use, customizable, and actionable reporting and alerts give customers real-time visibility into operational performance so they can proactively avoid service or work disruptions.
•Maintenance. Our maintenance suite proactively spots and alerts customers of equipment issues in real-time so that they can reduce equipment downtime and lower costs. A Southeastern coastal city, for example, used engine fault code alerts to coordinate proactive maintenance, reducing fleet downtime by 28%.
•Fuel Management. Our fuel management tools track fuel use and report on vehicle and driver behavior. Companies can reduce fuel consumption by identifying wasteful driver behaviors, such as engine idling, speeding, and unnecessary acceleration, as well as report and maintain International Fuel Tax Agreement (IFTA) compliance. An enterprise freight transportation business coached drivers using Samsara’s idle and fuel usage reporting to achieve a 50% reduction in idling. This translated to a savings of 150,000 gallons of fuel and over $500,000 annually.

•Electric Vehicles. Our EV suite provides real-time charging station status and alerts, route planning, and usage reporting to increase the efficiency of electric fleets. We also provide electrification suitability recommendations to support fleets in the process of electrification. Sustainability is top of mind for our customers and we have seen a sevenfold increase to over 160 million cumulative hybrid and EV miles driven on our platform since just the start of 2020.
•OEM Telematics Integrations. Increasingly, vehicles include built-in cellular connectivity and upload data to clouds operated by OEMs. We partner with leading OEMs to capture data from their siloed clouds into our Connected Operations Cloud, where we enrich and analyze the data and enable customers to benefit from our Applications without needing to install an aftermarket IoT device in their vehicle.
Apps and Driver Workflows
•Driver Workflow. Our Driver application gives drivers key information and workflow tools to complete daily tasks, improving productivity and compliance and reducing manual error. Our mobile workflow tools have simplified payroll for a large organic food and beverage distributor whose back office team no longer needs to double-check driver logs against reported miles, saving them 468 hours annually.
•Electronic Documents. Real-time, cloud-enabled electronic document capture simplifies driver workload and centralizes data for back-office administration, making it easy to investigate claims and improve efficiency. For example, a large manufacturing and distribution company estimates they save $600,000 annually in operational and administrative costs by going paperless with Samsara.
•Compliance. Our ELD is registered with the Federal Motor Carrier Safety Administration (FMCSA) and allows customers to simplify HOS compliance. Fleet operators access key information needed to meet stringent regulations while lowering the costs of compliance.
Equipment Monitoring
•Location, Utilization, and Theft Monitoring. Our real-time location tracking and utilization reporting can reduce theft, improve utilization and simplify asset allocation and rightsizing. Our application provides rich visibility into a variety of equipment used in operations, such as generators, compressors, heavy construction equipment, trailers, and unpowered assets such as dumpsters and storage containers.
•Maintenance. Our solution provides visibility into equipment usage and anomalies, such as engine faults. With this data, customers can improve equipment maintenance schedules based on device usage and health, and can act on early warning signs to avoid unplanned downtime.
•Refrigerated Trailer and Cold Chain Monitoring. For customers with refrigerated trailers, our solution allows for real-time temperature monitoring and remote refrigeration control, reducing the risk of load loss and simplifying compliance reporting.
•Track Time on Site. Customers can automate time-on-site reports using geofences and GPS data to provide accurate billing information and reduce the length of billing cycles.
Site Visibility
•Intelligent Site Visibility. Our site visibility application brings advanced AI and cloud-based visibility to IP security camera systems. Customers can leverage our AI detection to identify workplace hazards and operational inefficiencies, in addition to responding to unusual activity. Enhanced search features streamline incident investigation by enabling customers to search long video segments for key visual indicators, like the presence of a worker wearing personal protective equipment (PPE) such as an orange vest.
•Proactive Alerts. SMS, email, and voice alarms powered by our diagnostic analytics help customers quickly deploy the right response to an incident. Intelligent detection and alerting for unsafe or unusual activity in the workplace helps catch and prevent incidents in the moment.
•Mobile Access. Customers gain real-time remote visibility across all of their connected sites from an intuitive mobile app, enabling users to investigate incidents practically anytime and from any location.

Our Technology
A Modern, Scalable Platform
Our Connected Operations Cloud is purpose-built to scale and leverage modern technology. In today’s rapidly evolving technology environment, our multi-tenant SaaS platform gives us the agility to rapidly introduce new feature enhancements and the capacity to surface critical performance data based on our customers’ own preferences and analytical needs. This agility and capacity are enabled by our proprietary Data Platform, which allows our Connected Operations Cloud to ingest, stream and analyze massive datasets in real-time. Our Data Platform now processes and stores trillions of event points per year in a highly performant manner through the use of our proprietary database architecture. This system allows for quick, behind-the-scenes querying of data at full granularity, and presents it to the user in real-time. Given the scale of our datasets, we are able to drive better, more actionable insights into our customers’ physical operations.
Artificial Intelligence
Our approach to AI is grounded in rapid innovation based on customer feedback. We move quickly on behalf of our customers by combining our own proprietary machine learning library of models and tools with existing state of the art technology. We maintain a close, collaborative relationship between our AI, firmware and software development teams to ensure our advanced AI toolset runs efficiently and performantly at the edge, where compute resources are limited (for example, in the cab of a vehicle).
Our distinct advantage is our trove of data, which we use to build and improve our machine learning models. We now collect about 4.6 trillion data points annually, which we apply to train, test and fine-tune high-performance machine learning models. We can unlock new and differentiated use cases by pairing discrete data sets to gain insights (for example unstructured audio and video data with time-series data).
Wireless Connectivity
We have capitalized on advances in cellular technology to capture data in our Connected Operations Cloud that was not previously feasible to connect. Through rigorous coverage testing and configurations for bandwidth efficiency, we are able to reliably capture data even in remote locations with poor connectivity. Our vehicle gateway includes high-speed 4G LTE wireless and a built-in Wi-Fi hotspot to connect mobile devices in the cab, ensuring operations data captured by workers like compliance logs or electronic documents are available in real-time on the cloud dashboard. We have created robust contingencies for data storage and low-power configurations to maintain a consistent data chain in the event of poor cellular connectivity or low power scenarios. The result of all of these connectivity configurations is more data in our Data Platform. We believe that we are well positioned to capitalize on the U.S. 5G rollout and the capabilities that a more robust network will provide, particularly in leveraging AI and video.
State-of-Art IoT Device Design
Our Connected Operations Cloud is open and flexible, ingesting and synthesizing data from IoT and connected assets, whether they are from the customer or provided by Samsara.
Our IoT devices are designed for ease of installation, affordability, reliability, and connectivity. Our solution is typically self-installed, and can be fully deployed and configured in as little as one hour. Our IoT devices are designed to last several years in the field and generally include dual-SIM cards for greater flexibility to connect to the best available network.
We generally use off-the-shelf components and outsource the manufacturing of our IoT devices to joint design manufacturers, most of whom produce our devices in their facilities in Taiwan. We believe that using outsourced manufacturing enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. Our use of off-the-shelf components requires that we rely on the inventory availability of third parties, which may be affected by global component shortages. For more information, see the section titled “Risk Factors—Risks Related to Our Business, Industry, and Operations—Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain may adversely affect our ability to sell subscriptions to our Connected Operations Cloud and our results of operations.” We expect that the need for our IoT devices will diminish over time as physical asset OEMs begin to produce connected assets that can connect to our Connected Operations Cloud without additional IoT devices provided by us.

Privacy and Security by Design
We have designed and developed our Connected Operations Cloud from the ground up to be private and secure. We provide customers with customizable privacy control measures, features, and tools to help them meet the specific privacy requirements, standards, and applicable jurisdiction-specific legislation (including the EU GDPR, UK Data Protection Act, and CCPA) they may be subject to. Our teams conduct privacy impact assessments, monitor guidance from industry and privacy experts, and interpret privacy legislation from relevant regulatory bodies. We use this input to update the privacy and security features of our Connected Operations Cloud, develop new features and Applications, and give our customers the tools they need to meet their privacy goals.
Our Connected Operations Cloud is designed to deliver a robust and ready-to-use security infrastructure to our customers, who can leverage our security features without needing to have any security expertise. We use industry standards and protocols to protect customer data, whether in transit (including TLS 1.2 and 256-bit AES encryption) or at rest in our hosted infrastructure (including FIPS 140-2 compliant encryption standards). Our security program is designed to identify and mitigate risks, and we constantly look to implement best practices and evaluate ways to improve our security. We are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization, which helps keep our customers’ data safe and available. We engage independent entities to conduct platform, infrastructure, and hardware-level penetration tests on at least an annual basis. We have also implemented a public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities, which are identified by external researchers who are rewarded for their verified findings; any such vulnerabilities are appropriately remedied by our internal security team.
App Marketplace and APIs
Samsara’s integration ecosystem includes over 155 pre-built integrations on our App Marketplace. Our API calls grew to 33 billion in fiscal year 2022. More than 7,000 customers are using API integrations. This robust ecosystem of third-party integrations, alongside sensor data, drives improved efficiency and insight for customers by unifying and analyzing data across multiple, previously siloed systems. To ensure easy adoption and seamless access for our developers, we have created “Getting Started” guides for all our main integration types and we maintain a developer metrics page to monitor integration health, provide a newsletter and discussion forum to share best practices, and have an API explorer feature in our documentation which allows developers to try out API calls with their own data before building a full deployment.
Sales and Marketing
We primarily sell subscriptions to our Connected Operations Cloud to large, medium-sized business, and small businesses through a direct sales motion supported by a field sales team and inside sales team. Our field sales team takes an account-based approach to target large multinational corporations, while our inside sales team focuses on large, medium-sized businesses, and small businesses using both inbound and outbound sales techniques. Both teams are supported by a close partnership with our marketing team’s lead generation engine. For smaller projects, we have a self-service model driven by a seamless web store experience.
Our go-to-market and sales efforts are strengthened by our free-trial sales model. Prospective customers are invited to test our Connected Operations Cloud for their use case during a trial period at no cost. This drives significant trust in the solution and helps our highly technical sales team demonstrate the full capacity of our Connected Operations Cloud while simultaneously reducing post-sales friction.
We invest in a variety of marketing activities and programs to drive awareness, engage with prospective customers, and build a pipeline for our sales team. Our lead generation engine supports our growth targets by leveraging customer success stories through field events, webinars, case studies, press engagement, and more. To drive large customer growth, we leverage targeted, account-based marketing tactics.
In addition to our internal sales team, we also have a network of reseller partners who sell our products to customers. Further, we have established referral programs with some of our insurance and other partners, which act as an additional lead generation source.

Partners
We have built a robust ecosystem that includes over 155 integration partners in our Samsara App Marketplace, powered by an active developer community. In addition to these integration partners, we work with a network of system integrators, consultants, and implementation partners in our Experts Marketplace. Our API calls grew to 33 billion in fiscal year 2022. More than 7,000 customers are using API integrations, which enables developers to integrate our Connected Operations Cloud into a variety of use cases from payroll to transportation management systems (TMS), fuel purchasing tools, navigation and more. These APIs cover all of Samsara’s core Applications. We also have partnerships with OEMs who build connectivity into their products, such as vehicles and heavy equipment. These partnerships enable us to capture IoT data into our Connected Operations Cloud without requiring customers to install aftermarket IoT devices. This lowers the barrier to connecting data to our platform. Our partner ecosystem also encompasses a number of commercial partnerships. We work with a network of reseller partners and also have partnerships with insurance providers and select vendors in the third-party logistics (3PL) network. We have also partnered with insurance companies, who have become an important new partner constituency whose end-customers can leverage our Connected Operations Cloud in order to reduce insurance premiums and improve safety.
Research and Development
Our research and development organization is responsible for the design, development, testing and delivery of new technologies, features, and integrations of our Applications, as well as the continued improvement and iteration of our Applications. It is also responsible for operating and scaling our Data Platform, including the underlying cloud infrastructure. Our most significant investments are in research and development to drive core technology innovation and to bring new Applications to market.
Competition
The connected physical operations industry is highly fragmented, with most vendors offering software and/ or hardware solutions addressing specific industry verticals or specific solution sets. Our competition is specific to the individual solution sets that we target, or specific to operational groupings like fleets or facilities. We are not aware of other companies that approach the market with a common data cloud across connected fleets, equipment and sites.
Video-Based Safety
Our fleet safety Applications primarily compete with safety-focused vendors like Lytx and SmartDrive, who provide standalone camera and coaching tools.
Vehicle Telematics
Our telematics Applications primarily compete with traditional vendors like Verizon Connect and Geotab, who provide a set of tools and reports focused on driver management, intermittent GPS tracking, asset tracking, and compliance. For compliance or ELD-focused Applications, we compete primarily with vendors like Omnitracs.
Equipment Monitoring
Our equipment monitoring Applications compete with a wide range of vendors depending on the complexity of the equipment tracked. Our primary competitors for monitoring equipment and trailers are vendors focusing on equipment location tracking and diagnostics like Orbcomm and ZTR. For more advanced monitoring and control solutions we primarily compete against homegrown internal or DIY solutions.
Site Visibility
Our site visibility Applications primarily compete with security, surveillance and access control vendors like Avigilon, a Motorola Solutions company, who specialize in video analytics, AI, and network video management software.
The principal competitive factors in the markets in which we operate include:
•All-in-one software and hardware solution that addresses specific industry needs;
•Cloud-native applications whose feature set is effective, extensible, and evolving;
•Rapid development cycle based on customer feedback;
•High-quality, relevant, and actionable insights for operational managers and workers;
•Scalable data platform that can ingest and process data from various sources and apply powerful analytics across multiple data sets;
•Ease of adoption from installation to usability for back-office administrators and field workers;

•Reliability and security;
•Quality and responsiveness of customer support channels;
•ROI: Price for software, devices, installation and support relative to achieved cost savings;
•Brand awareness, reputation and trust in the provider’s services; and
•Strength of sales, marketing and channel partner relationships.
Based on these factors, we believe we are positioned favorably against our competitors. While many competitors focus on a subset of solutions for vehicles, such as GPS tracking and/or driver coaching, our Connected Operations Cloud provides an extensive view of relevant operational information across many physical operations assets. This real-time data enables intelligent recommendations that empower customers to achieve operational success, while consolidating vendor costs and administration.
Our solution allows customers to use Samsara as their only physical operations management provider, instead of having to source, integrate and adopt point solutions across a variety of vendors. However, some of our competitors have substantially greater financial resources, greater brand recognition, larger sales forces and marketing budgets, as well as broader distribution networks. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well.
Our Intellectual Property
Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand. Our proprietary API and the agent used by customers to upload data to our platform are licensed by us on an open source basis.
As of January 29, 2022, our portfolio consisted of 34 issued and one allowed (issuance pending) patents in the United States. We also had 55 patent applications pending for examination in the United States and no non-U.S. patents or patent applications. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents.
Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We generally require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, documentation, proprietary technology and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. See the section titled “Risk Factors” for a discussion of risks related to our intellectual property.
Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions and devote considerable resources to compliance with these laws and regulations.
Compliance with regulations applicable to interstate carriers in the United States is important both for our business and for our customers’ businesses. To the extent our products function as ELDs, we are subject to regulation by the FMCSA as a manufacturer of ELDs. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. FMCSA’s enforcement practices include roadside inspections and audits of our customers. These enforcement activities may also involve inspections of our ELD products to ensure they comply with the FMCSA’s functional requirements.

Customers who use our products to comply with the FMCSA’s ELD and HOS regulations depend on our products remaining registered and conforming to FMCSA’s standards. To this end, our Legal and Product teams work closely with our customers and FMCSA to monitor issues and stay on top of regulatory developments. We also hire external advisors with expertise in these areas and participate in industry groups to stay abreast of developments. In addition to enabling our customers’ compliance with ELD and HOS regulations, our products make it simple and intuitive for our customers to comply with a host of other regulatory requirements and standards in the United States, including IFTA reporting and DVIR compliance.
Outside of the United States, our products can likewise simplify compliance, especially as other countries enact ELD and HOS requirements. For example, on June 12, 2021 Canada’s ELD technical standard took effect, beginning with a 12-month progressive enforcement period, mandating that motor carriers and drivers subject to hours of service requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body. Transport Canada has enforcement authority over compliance with the certification process and works with the Canadian provincial and territorial governments to enforce compliance with the ELD mandate. Although the Canadian ELD mandate took effect in June 2021, citing the pressure the transportation sector has experienced over the last two years and the attendant challenges in terms of implementing the infrastructure needed to enforce the mandate, Canadian enforcement authorities announced that they will follow a progressive enforcement strategy through January 2023. This progressive enforcement approach does not involve penalties, and instead consists of elevated education and awareness. The Canadian Minister of Transport stated that this progressive enforcement period is intended to give sufficient time for industry to obtain and install certified ELDs without penalty. Pursuant to the Canadian regulatory requirements, we submitted our ELD models to an accredited certification body for testing and certification. In November 2021, we received certification in Canada for one of our ELD models and are on track to obtain certification for an additional model, though that certification is still being finalized. As in the United States, we are working with external advisors, industry groups, and applicable regulators to help ensure compliance for ourselves and our customers.
We also are subject to other laws and regulations governing issues such as privacy, data security, telecommunications, the use of biometric data, labor and employment, anti-discrimination, whistleblowing and worker confidentiality obligations, product liability, consumer protection and warnings, marketing, taxation, competition, arbitration agreements and class action waiver provisions, and terms of service, among other issues. We could become subject to additional legal or regulatory requirements, including additional or modified requirements around ELD certification, if laws, regulations, or guidance change in the jurisdictions in which we operate. This could include the need to obtain new and different types of licenses or certifications to offer certain products or functionalities. Overall, we are committed to complying with, and helping our customers comply with, applicable regulations and requirements, and we will continue to devote significant internal resources to these efforts.
See the section titled “Risk Factors—Risks Related to Government Regulation” for additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations.
Data Protection and Privacy Program
We dedicate significant resources to protecting and securing the data of our customers as part of our overall data protection and privacy program.
In addition to the privacy and security measures that we incorporate into the design, engineering, and testing processes for our solution, we have company-wide policies that describe how we collect, use, protect and disclose data. We provide ongoing training to our employees to appropriately handle and secure data. We are also able to assist our customers in demonstrating their compliance with applicable data protection and privacy regulations through the use of template accountability documentation (e.g., data protection impact assessments and supporting policies), which can be configured and tailored by customers to address their particular use cases and organizational requirements. We offer EU Standard Contractual Clauses for the purpose of helping enable our customers’ continued compliance with the changing regulatory landscape in connection with transferring personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, highlighting a commitment to protect personal information in accordance with a set of privacy principles that offer meaningful privacy protections and recourse for EU individuals. We also maintain a self-certification under the EU-U.S. and Swiss-U.S. Privacy Shield programs. We hold our service providers and sub processors to the same high data protection and privacy standards to which we hold ourselves, including through contractual commitments and periodic reviews and audits.
See the section titled “Risk Factors—Risks Related to Government Regulation” for additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations.

Available Information
Our website address is located at samsara.com and our investor relations website is located at investors.samsara.com. We file electronically with the Securities and Exchange Commission (“SEC”) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our investor relations website and our corporate blog (www.samsara.com/blog) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Except as expressly set forth in this Annual Report on Form 10-K, the contents of our websites are not incorporated by reference into, or otherwise to be regarded as part of, this report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. The following material factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements. You should carefully consider the following risks, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Business, Industry, and Operations
We have a history of losses and may not be able to achieve or sustain profitability on a consistent basis or at all in the future.
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses for the foreseeable future. We incurred net losses of $355.0 million and $210.2 million for our fiscal years ended January 29, 2022 and January 30, 2021, respectively. As a result, we had an accumulated deficit of $921.0 million and $565.9 million as of January 29, 2022 and January 30, 2021, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also have incurred and expect to incur significant additional legal, accounting, and other expenses as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability on a consistent basis or at all, which would cause our business, financial condition, and results of operations to suffer.
Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the fourth quarter of fiscal year 2022, we recognized stock-based compensation expense of $222.2 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $238.9 million as of January 29, 2022, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve profitability. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”

Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years, with revenue of $428.3 million and $249.9 million for the fiscal years ended January 29, 2022 and January 30, 2021, respectively. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.
The ongoing COVID-19 pandemic (including any new strains or variants) could harm our business and results of operations.
In December 2019, a disease stemming from a novel coronavirus (COVID-19) was reported in China, in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern, and in March 2020, the WHO declared it a global pandemic. The COVID-19 pandemic is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. For instance, several local, state, and federal governments in the U.S. and globally have been prompted to take unprecedented steps, including, but not limited to, travel restrictions, closure of businesses, social distancing requirements, and quarantines. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, as well as government mandates, we took precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. In March 2020, we temporarily closed all of our offices, and enabled our entire workforce to work remotely. We also suspended all travel worldwide for our employees for non-essential business. Additionally, in an effort to reduce our expenses to ensure that we could continue to operate in a sustainable manner should the pandemic have sustained a prolonged economic downturn, we reduced our workforce in May 2020 by 313 people. Since that time, we have resumed our hiring efforts, with a near-term goal of growing our employee base beyond our pre-pandemic size. While we have a distributed workforce and our employees are accustomed to working remotely or working with other remote employees, our workforce was not trained to be fully remote. Prior to the pandemic, our employees traveled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. Although we continue to monitor the situation, have begun transitioning to a flexible workplace model and may adjust our current policies as more information and public health guidance become available, temporarily reducing or suspending travel and doing business in person may negatively affect our employee morale, collaboration and productivity, adversely affect our customer support, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, adversely affect our recruiting and employee retention efforts, or create operational or other challenges, any of which could harm our business and results of operations. For example, as a result of COVID-19, we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, in some cases by more than several weeks or months, delays in new projects, and requests by some customers for extension of payment obligations, all of which have adversely affected, and could materially and adversely impact, our business, financial condition, and results of operations in future periods.

In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and technology partners for an indefinite period of time, including as a result of travel restrictions and business shutdowns, all of which could negatively impact our business and results of operations. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, leading to an economic downturn, which could adversely affect demand for our products, has led to some of our customers going through bankruptcy proceedings, has adversely affected our ability to collect payments from our customers and could harm our business and results of operations. It is possible that continued widespread remote or flexible work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote or flexible working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
As global economic conditions recover from the COVID-19 pandemic, business activity may not recover as quickly as anticipated, and it is not possible at this time to estimate the long-term impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Conditions will be subject to the effectiveness of government policies, including vaccine mandates, vaccine shortages and administration rates, the emergence of new strains or variants of the virus, and other factors that are not foreseeable. Any of the foregoing could adversely affect our business, financial condition and results of operations.
We face risks associated with the growth of our business in new use cases.
Historically, most of our revenue has been derived from sales relating to our Applications for use in connection with customers’ fleets. In recent periods, we have increased our focus on Applications for use in connection with customers’ sites and equipment. We plan to expand the use cases of our solution, including those where we may have limited operating experience, and may be subject to increased business, technology, and economic risks that could affect our financial results. Entering new use cases and expanding in the use cases in which we are already operating with new Applications will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. To the extent we expand into and within new use cases that are heavily regulated, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While our strategy of building Applications for use in connection with customers’ fleets has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth with respect to Applications for customers’ sites and equipment or any other use cases that we pursue. Any failure to do so may harm our reputation, business, financial condition, and results of operations.
If we are unable to attract new customers, our future revenue and results of operations will be harmed.
Our future success depends, in part, on our ability to sell subscriptions to access our Connected Operations Cloud to new customers. Our ability to attract new customers will depend on the perceived benefits and pricing of our solution and the effectiveness of our sales and marketing efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:
•potential customers’ inexperience with or reluctance to adopt software-and cloud-based solutions in their physical operations;
•potential customers’ commitments to or preferences for their existing vendors;
•actual or perceived switching costs;
•the adoption of new, or the amendment of existing, laws, rules, or regulations that negatively impact the utility of, or that require difficult-to-implement changes to, our solution, including deregulation that reduces the need for compliance functionality provided by our Connected Operations Cloud;
•our failure to expand, retain, and motivate our sales, product and engineering personnel;
•our failure to successfully expand into new international markets;
•our failure to develop or expand relationships with existing channel partners or to attract new channel partners;
•our failure to develop our application ecosystem and integrate with new applications and devices used by potential customers;

•our failure to help potential customers successfully deploy and use our solution; and
•general macroeconomic conditions.
If our efforts to attract new customers are not successful, our business, financial condition, and results of operations will suffer.
If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions to access our Connected Operations Cloud when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for a subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew their subscriptions for a similar contract period, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us and it is difficult to accurately predict long-term customer retention, in part due to our limited experience with renewal cycles to date. Customers may choose not to renew their subscriptions for many reasons, including the belief that our solution is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending, our discontinuation of a desired application or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions affecting our customer base, the dissolution of their business or business segment utilizing our solution or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.
A part of our growth strategy is to sell additional subscriptions to Applications and expand use cases with our existing customers. Our ability to sell subscriptions to new Applications will depend in significant part on our ability to anticipate industry evolution, practices and standards. Additionally, we will need to continue to enhance existing Applications and introduce new Applications and features on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any federal, state, local, or foreign regulations that apply to us or our customers. However, we may prove unsuccessful either in developing new Applications or in expanding the set of third-party applications and devices with which our Applications integrate, particularly as we expand our solution into use cases that have not been our historical focus and as we continue to refine our efforts to hire, develop, and retain engineering talent. In addition, the success of any enhancement or new Application depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or Application. Any new Applications we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue, particularly with respect to use cases that have not been our historical focus. If any of our competitors implements new technologies before we are able to implement them or better anticipates the innovation and integration opportunities in related industries, our business may be adversely affected.
Another part of our growth strategy is to sell additional subscriptions to existing customers as they increase their number of connected assets, such as machinery, vehicles, warehouses, and factories. However, our customers may not continue to grow and expand their fleet and physical operations, or may opt not to purchase additional subscriptions from us to cover their broader or expanded operations. A decrease in our ability to sell additional subscriptions to our Connected Operations Cloud to our existing customers could have an adverse effect on our business, financial condition, and results of operations.
We rely heavily on direct sales to sell subscriptions to access our Connected Operations Cloud.
We market and sell subscriptions to access our Connected Operations Cloud primarily through a direct sales model and we must expand our sales organization to increase our sales to new and existing customers. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our Connected Operations Cloud, our sales team will need to continue to focus on expanding use of our Connected Operations Cloud by that customer, including increasing the number of our IoT devices and Applications used by that customer and expanding their deployment of our Applications across other use cases. All of these efforts will require us to invest significant financial and other resources. We have also experienced turnover in our sales team members, which results in costly training and operational inefficiency. If we are unable to expand and successfully onboard our sales force at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition and results of operations would be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales programs are not effective.

In order to increase our revenue, we expect we will need to further build our direct sales capacity while also developing channel partners who will also require training, support, and integration into our sales process. Additionally, our entry into any new markets and use cases will require us to develop appropriate internal sales capacity or channel partners and to train internal or external sales teams to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.
Our current system of direct sales may not prove effective in maximizing sales of subscriptions to access our Connected Operations Cloud. Our solution is complex and certain sales can require substantial effort and outlay of cost and resources, either by us or our channel partners. It is possible that our sales team members or channel partners will be unable or unwilling to dedicate appropriate resources to support those sales. If we are unable to develop and maintain effective sales incentive programs for our internal sales team members and channel partners, we may not be able to incentivize these parties to sell our solution to customers and, in particular, to large organizations. The loss of one or more of our sales team members or channel partners in a given geographic area could harm our results of operations within that area, as sales team members and channel partners typically require extensive training and take several months to achieve acceptable productivity.
The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense.
It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Customers with substantial or complex organizations may choose to deploy our solutions in large increments on a periodic basis. Accordingly, customers may purchase subscriptions for significant dollar amounts on an irregular and unpredictable basis. Because of our limited operating history and the nature of our business, we cannot predict the timing or cost of these sales and deployment cycles. Variations in the sales cycles among our customers based on the size and complexity of their operations, as well as the possibility that customers may purchase new subscriptions sporadically with short lead times, may adversely impact our ability to anticipate the timing and amount of revenue and contract value from new customers.
In particular, part of our strategy is to target sales to larger customers. As of January 29, 2022, we had 806 customers with greater than $100,000 in ARR. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles (which typically last several months and in some cases have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment terms, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our solution prior to purchasing a subscription. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use case, the specific deployment plan of each customer, the complexity of the customer’s organization, and the difficulty of such deployment, as well as whether a sale is made directly by us or through resellers or other partners. Moreover, large customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, sales to large customers and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.
Our ability to achieve customer renewals and increase sales of our products is dependent on the quality of our customer outcomes team, and our failure to offer high quality support would have an adverse effect on our business, reputation, and results of operations.
Our customers depend on our customer outcomes team to resolve issues and to realize the full benefits relating to our Connected Operations Cloud. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our Connected Operations Cloud, our ability to sell additional subscriptions to, or renew subscriptions with, existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with potential customers could be damaged. Many large customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these larger customers, it may be more difficult to grow sales with them.

Additionally, it can take several months to recruit, hire, and train qualified engineering-level customer support employees. We may not be able to hire such employees fast enough to keep up with demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate customer support employees, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our products, will be adversely affected. Our failure to provide and maintain high-quality support services would have an adverse effect on our business, reputation, and results of operations.
Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our IoT devices may adversely affect our ability to sell subscriptions to our Connected Operations Cloud and our results of operations.
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers, and in some instances, a single joint design manufacturer, to allocate sufficient manufacturing capacity to meet our needs, to produce IoT devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. For example, over the last several fiscal quarters, there has been an ongoing global silicon component shortage, which has resulted in delays in shipments of goods across many industries, including for components used in our IoT devices. Global transportation and freight networks have also been strained as a result of COVID-19, geopolitical conflicts, labor disputes and other factors, which has caused freight shipping costs and lead times to increase. Although we have extended our supply orders to the latest quoted lead times, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
In addition, some of our suppliers, joint design manufacturers, and logistics providers may have more established relationships with larger volume device manufacturers, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. For example, in light of the ongoing silicon component shortage, we expect that our suppliers’ larger volume customers will be able to exert more influence to purchase components from our suppliers than us, and accordingly we bear significant risk if we are unable to successfully source components for our IoT devices. Developing suitable alternate sources of supply for these devices and components may be time-consuming, difficult, and costly, and we may not be able to source these devices and components on terms that are favorable to us, or at all, which may adversely affect our ability to meet our requirements or provide our customers with needed IoT devices in a timely or cost-effective manner. Because our customers often must install IoT devices before being able to fully utilize our Connected Operations Cloud, any interruption or delay in the supply of any of these devices or components, or the inability to obtain these devices or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to onboard new customers. In addition, increased cost of devices or components, or freight to transport those items, would negatively impact our gross margins and cash flow margins.
Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our gross margins.
Our third-party manufacturers and suppliers procure components for our IoT devices based on our forecasts, and we generally do not hold significant inventory for extended periods of time. These forecasts are based on estimates of future demand for our products, which can be adjusted based on historical trends and analysis and for overall market conditions, and we cannot guarantee the accuracy of our forecasts. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and nonreturnable.
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our IoT devices. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess supply, we may have to record a reserve for excess manufacturing costs or reduce our prices and write-down inventory, either of which in turn could result in lower gross margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end customers are unable to access our Connected Operations Cloud and, as a result, turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our IoT devices or ship these devices could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the fiscal year ended January 29, 2022, we increased our operating expenses to $657.7 million as compared to $384.0 million for the fiscal year ended January 30, 2021. We expect to continue making significant expenditures on sales, hiring and marketing efforts and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
If we are not able to develop and timely introduce new Applications and features for our Connected Operations Cloud that achieve market acceptance, keep pace with technological developments, and meet emerging regulatory requirements, our business, financial condition, and results of operations would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing Applications and to introduce compelling new Applications and features that reflect the changing nature of our customers’ needs and the regulations to which they are subject. The success of any enhancement to our Connected Operations Cloud depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our Data Platform, and overall market acceptance. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings, and changes in demand for our solution may also materially impact the successful implementation of new Applications. Any new application that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
Further, the development of new Applications can be difficult, time-consuming and costly. There are inherent risks and uncertainties associated with offering new Applications, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new application are evolving. If we are unable to successfully develop and timely introduce new Applications, enhance our existing Connected Operations Cloud to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations would be harmed.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. For example, our headcount has grown from 1,249 employees as of the last business day of the fiscal year ended January 30, 2021 to 1,616 employees as of the last business day of the fiscal year ended January 29, 2022. In addition, we operate globally and sell our products to customers in 12 countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources and operations. Our organizational structure is becoming more complex, and we need to scale and adapt our operational, financial, and management controls, as well as our reporting systems and procedures, to manage this complexity. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our Connected Operations Cloud may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.
We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our solution and adversely affect our business, revenue growth, and market share.
The markets for the Applications and use cases for which we compete are new and rapidly evolving. Our historical competition has been specific to the individual solution sets that we target, or specific to operational groupings like fleets or facilities. For example, certain of our Applications compete with:
•vendors like Verizon Connect and Geotab who provide a set of tools and reports focused on driver management, GPS tracking, asset tracking, and compliance;
•vendors like Omnitracs who provide compliance or ELD focused applications;
•vendors like Lytx and SmartDrive who provide safety-focused standalone camera and coaching tools;

•vendors focusing on equipment location tracking and diagnostics like Orbcomm and ZTR, as well as customer-developed solutions for more advanced or specialized monitoring and control solutions; or
•security, surveillance and access control vendors like Avigilon, a Motorola Solutions company, that specialize in video analytics, AI, and network video management software.
Competition in these markets is based on several factors, including the comprehensiveness of a solution; feature set breadth and extensibility; analytical capability; ease of adoption; platform reliability, security and scalability; customer support; ability to realize cost savings; brand awareness and reputation; and the strength of sales and marketing efforts and channel partnerships.
Some of our competitors may have greater financial resources, greater brand recognition, larger and more effective sales forces and marketing resources than us, as well as broader distribution networks. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. For example, we rely upon Amazon for AWS web hosting and we do not currently have an alternative provider. If Amazon decided to compete with us and did not allow us to renew our commercial agreement, this may have a significant impact on our solution and would require that we allocate time and expense to setting up our Connected Operations Cloud on an alternative hosting service. We expect competition to increase as other established and emerging companies, such as Netradyne, Platform Science, and Verkada, enter the markets in which we compete, as customer requirements evolve and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. As a result, we may experience reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future channel partners, OEM partners, integration partners, and other strategic technology companies. By doing so, these competitors may increase their ability to meet the needs of our existing or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our solution through specific distributors, technology providers, and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, financial condition, and results of operations would be harmed.

If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure, our reputation may be harmed and our business could be materially and adversely affected.
As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our Data Platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We and many of our third-party partners, including our subprocessors and service providers, have security measures and disaster response plans in place that are designed to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service and other attacks, and natural disasters and other sources of disruptions to the operation of our Connected Operations Cloud or our or our third-party partners’ other operations, including power outages and telecommunications and other failures. Our or our third-party partners’ systems and security measures may be breached or otherwise compromised or fail as a result of actions by malicious insiders or third parties (including nation-state actors, such as those acting in connection with the conflict between Ukraine and Russia), such as intentional misconduct by computer hackers, phishing and other means of social engineering, including fraudulent inducement of employees or customers to disclose usernames, passwords, or other sensitive information, and employee error or malfeasance. For example, as a result of the ongoing conflict between Russia and Ukraine, the U.S. government has issued a “Shields Up” alert and other warnings for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations in the United States. If such an attack were to occur and were to impact us or our third-party partners, the relevant systems and security measures may provide inadequate protection. In addition, advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Any such breach, compromise, or failure could result in the loss, corruption, or unavailability of our or our customers’ data, loss of intellectual property, someone obtaining unauthorized access to, modifying, exfiltrating, or otherwise processing without authorization our customers’ data or our data, or disrupting or obtaining unauthorized access to our Data Platform or other systems. Because a security breach or incident could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches or incidents and implement adequate preventative measures. We incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes in ongoing efforts to prevent such breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause.
Third parties may also conduct attacks designed to temporarily deny customers access to our Connected Operations Cloud or to disrupt or otherwise impede such access or our Applications’ performance. Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks or vulnerabilities impacting our solution. For example, in July 2020, the U.S. Federal Bureau of Investigation issued a private industry notification alerting industry participants to cyber-threats targeted at electronic logging devices. Any actual or perceived security breach or incident affecting our Data Platform or other aspects of our systems, networks, or operations, such as a denial of service attack or other disruption to our Connected Operations Cloud, affecting data we or our service providers process or maintain, or affecting our customers’ equipment or operations could result in a loss of customer confidence in the security or integrity of our solution and damage to our brand and reputation, reduce the demand for our solution, disrupt our normal business operations, require us to spend material resources to correct the breach or incident and otherwise respond to it, expose us to legal liabilities, including claims and litigation by private parties, regulatory investigations and other proceedings, fines, penalties, and indemnity obligations, and materially and adversely affect our financial condition and results of operations. These risks will increase as we continue to grow the scale and functionality of our Connected Operations Cloud and as we process, store, and transmit increasingly large amounts of information and data, which may include proprietary, sensitive or confidential data or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
In order to provide real-time support to our customers, we have created internal platform controls and system tools that are used by our employees to diagnose and correct customer issues. If our employees were to intentionally abuse these platform controls and system tools, for example, by interfering with or altering our IoT devices or our customers’ connected assets and accessing our customers’ data, or otherwise violate company policies, our customers could be significantly harmed. For example, our employees have historically had broad access to customers’ video footage, and although we have implemented greater access controls over time, such controls may not ensure that our employees’ use of customers’ video footage is in all cases appropriate. Additionally, certain of our Applications have features allowing them to control large industrial assets, and any abuse or misuse of these capabilities could cause substantial disruption or damage to our customers. Any abuse or misuse by our employees of our internal platform controls and system tools, even if inadvertent, could result in potential legal liability and reputational damage to both our customers and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform controls and system tools could significantly and adversely harm our business and reputation.
We are currently in the process of enhancing access controls to limit employee access to our platform controls and system tools in an effort to further improve security and reduce the risk of human error or malfeasance. If it became necessary to further restrict the availability or use of our platform controls and system tools by our employees in response to any abuse or misuse, our ability to deliver high-quality and timely customer support could be harmed.
Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third-party services, could adversely affect our results of operations.
Continued adoption of our solution depends in part on the ability of our existing and potential customers to access our solution within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, outages, and other performance problems with our solution and infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, or other security-related incidents. If our solution is unavailable or if our users and customers are unable to access our solution within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. The impact upon our customers may be further heightened by the nature of our solution connecting to their physical infrastructure, which may impede or harm their fleet, equipment, sites or other physical operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected.
A significant portion of our critical business operations are concentrated in the United States and are supported by third-party hosting facilities located in Oregon. We are a highly automated business, and a disruption or failure of our systems, or of the third-party hosting facilities and other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facilities have experienced outages. Such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.
Interruptions or performance problems with either our technology and infrastructure or our data center hosting facilities could, among other things:
•result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems;
•severely affect our ability to conduct normal business operations;
•result in a material weakness in our internal control over financial reporting;
•cause our customers to terminate their subscriptions;
•result in our issuing credits or paying penalties or fines;
•harm our brand and reputation;
•adversely affect our renewal rates or our ability to attract new customers; or
•cause our solution to be perceived as not being secure.
Any of the above could adversely affect our business, financial condition, and results of operations.

We rely on third-party software for certain essential financial and operational services, and a failure or disruption in these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software to provide many essential financial and operational services to support our business, including enterprise resource planning, customer relationship management, and human capital management. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. As a result, we depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the Internet, would materially and adversely affect our ability to effectively manage our operations.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements or preferences, our Connected Operations Cloud may become less competitive.
The industries in which we operate are subject to rapid technological change. The introduction of new technologies will continue to have a significant effect on competitive conditions to which we are subject. In order to continue to provide value for our customers, we must offer innovative Applications that allow our customers to track and manage their fleets, equipment, sites and other connected assets on a timely basis. Certain technologies and industry developments, such as autonomous vehicles with closed software ecosystems, may negatively impact our ability to compete within certain industry segments. Even if such software ecosystems were not entirely closed to our solution, autonomous vehicles may reduce the overall demand for vehicular Applications that provide safety and compliance functionality. If we are unable to develop new Applications that provide utility to our customers and provide enhancements and new features for our existing Applications that keep pace with rapid technological and regulatory change, our revenues and results of operations could be adversely affected.
To keep pace with technological and competitive developments, we have in the past invested, and may continue to invest, in complementary businesses, technologies, products, services, and other assets that expand the Applications that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that will achieve market acceptance. If we are unable to successfully enhance our Connected Operations Cloud to meet evolving customer requirements, increase adoption and use cases of our solution, and develop new Applications and features, then our business, financial condition, and results of operations would be adversely affected.
We rely on industry standards and technology developed and maintained outside of our control. For example, many of our Applications depend on cellular, GPS, and Wi-Fi technology and are built upon such technologies. We do not control the development of such technologies, and so it may be possible in the future that the components of the underlying technologies that interface with or are built into our solution develop in ways that are not beneficial to our growth and technological capabilities. If these technologies do not continue to be improved or are replaced with alternative technologies that we do not effectively adapt to, our ability to innovate may be diminished and our market appeal and value to customers may be harmed.
Our Connected Operations Cloud relies on cellular and GPS networks and any disruption, failure or increase in costs of these networks could adversely affect the functionality of our solution and impede our profitability and harm our results of operations.
Two critical links in our current applications are between IoT devices and GPS satellites and between IoT devices and cellular networks, which allow us to obtain location and other operational data and transmit that data to our Data Platform. Service outages occurring in the cellular network upon which our Connected Operations Cloud relies may adversely affect the functionality of our solution. Moreover, technologies that rely on GPS depend on the use of radio frequency bands, and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solution.
Additionally, increases in the fees charged by cellular carriers for data transmission or changes in the cellular networks, such as a cellular carrier discontinuing support of the network currently used by our or our customers’ IoT devices, could increase our costs and impact our profitability. Mobile carriers regularly discontinue radio frequency technologies as they become obsolete. If we are unable to design our solutions into new technologies such as 5G and satellite communications, our business, financial condition, and results of operations could be harmed.

If we do not develop IoT devices that are compatible with third-party hardware, software and infrastructure, including the many evolving wireless industry standards, our ability to introduce and sell new subscriptions to access our Connected Operations Cloud could suffer.
In order to support customers’ adoption of our Connected Operations Cloud, we develop IoT devices that are compatible with a wide variety of hardware, software and infrastructure. Not only must we ensure our IoT devices are compatible with applications and technologies developed by our partners and vendors, but we must also ensure that our IoT devices can interface with third-party hardware, software or infrastructure that our customers may choose to adopt. To the extent that a third party were to develop software applications or IoT devices that compete with ours, that provider may choose not to support our solution. In particular, our ability to accurately anticipate evolving wireless technology standards and ensure that our IoT devices comply with these standards in relevant respects is critical to the functionality of our IoT devices. Any failure of our IoT devices to be compatible or comply with the hardware, software, or infrastructure—including wireless communications standards—utilized by our customers could prevent or delay their implementation of our Connected Operations Cloud and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we design our IoT devices, our ability to introduce and sell subscriptions to our Connected Operations Cloud would be harmed.
The competitive position of our Connected Operations Cloud depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful in maintaining and expanding the compatibility of our solutions with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.
The competitive position of our Connected Operations Cloud depends in part on its ability to operate with a wide array of physical sensors and devices—including IoT devices manufactured by us and by third parties, other software and database technologies, and communications, networking, computing and other infrastructure. As such, we must continuously modify and enhance our Connected Operations Cloud to be compatible with evolving hardware, software, and infrastructure that are used by our current and potential partners, vendors and customers. In the future, one or more technology companies may choose not to support the interoperation of their hardware, software, or infrastructure with solutions such as ours, or our solutions may not otherwise support the capabilities needed to operate with such hardware, software, or infrastructure. We intend to facilitate the compatibility of our Connected Operations Cloud with a wide variety of hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.
Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties.
We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as channel partners, OEM partners, integration partners, and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests, and there is no assurance that any strategic relationship will achieve our business purposes or that the resources we use to develop the relationship will be cost-effective. Parties with whom we establish strategic relationships also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to our strategic relationships. Further, companies with whom we maintain strategic relationships may de-emphasize their dealings with us or become competitors in the future. We also have limited, if any, control as to other business activities of these parties and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law or suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
We may not be able to maintain and expand our business if we are not able to hire, retain and manage qualified personnel, and in particular, our key personnel.
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel, particularly Sanjit Biswas, our Chief Executive Officer and co-founder, and John Bicket, our Chief Technology Officer and co-founder, as well as our ability to attract and retain additional qualified management and employees. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In addition, the success of any future acquisitions depends in part on our retention and integration of key personnel from the acquired company or business.

Although we may enter into employment agreements with members of our senior management and other key personnel, these arrangements are at-will and do not prevent any of our management or key personnel from leaving the company. If we are not able to attract or retain qualified personnel in the future, or if we experience delays in hiring required personnel, particularly qualified technical and sales personnel, we may not be able to maintain and expand our business.
Further, we rely in part on direct sales employees to sell our products in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team and corporate infrastructure, as well as exploring further relationships with third-party resellers. At present, we intend to significantly increase the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel will take considerable time to enable new employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.
To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past. We have numerous current employees who hold equity in our company or whose equity awards were or became substantially vested upon the completion of our IPO. As a result, it may be difficult for us to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Further, our ability to attract, retain, and motivate employees may be adversely affected by actual or expected declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we would incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.
If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.
We believe that our success to date has been driven in large part by our company’s cultural principles of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive and winning as a team. As we grow, we may find it difficult to maintain these important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.
If we are not able to maintain and enhance our brand, our business, financial condition, and results of operations may be harmed.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe that the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. The successful promotion of our brand attributes will depend on a number of factors, including our and our channel partners’ marketing efforts, our ability to continue to develop high-quality solutions and our ability to successfully differentiate our Applications from those of competitors. In addition, independent industry analysts may provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our Connected Operations Cloud in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.
The promotion of our brand requires us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, any of which would harm our business, financial condition, and results of operations.

Issues in the use of AI in our solution may result in reputational harm or liability.
AI is enabled by or integrated into some of our existing solutions and may play an increased role in our future offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality, be subject to emerging privacy or data protection requirements, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, the European Commission has proposed a legal framework on artificial intelligence that is currently going through the EU legislative process. If the European Parliament adopts this proposal in full or in part, it will introduce a series of legal and technical obligations and potential restrictions on companies’ use of AI.
We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our business, financial condition, and results of operations.
Our subscription agreements typically contain service-level commitments, and our agreements with larger customers may carry higher service-level commitments than those provided to customers generally. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our products and, as such, our service-level commitments will increase if more customers choose higher tier subscriptions. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.
A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Cloud could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
Our Connected Operations Cloud is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, or performance failures could cause damage to our reputation, loss of customers or revenue, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our products because a failure of a vehicle or piece of machinery connected to our solution could have a significant impact on their business or employees, including leading to death or serious bodily injury. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use certain of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update may cause performance issues or disable certain devices in the field, as has occurred in the past. Such an error would require us to fix or replace such devices and may harm our relationship with the impacted customer or customers.
In addition, any data that we license from third parties for potential use in our solution may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our solution is perceived by our current and potential customers and could materially damage our reputation and brand.

Any limitation of liability provisions that may be contained in our customer, user, third-party vendor, service provider, and partner agreements may not be enforceable or adequate or effective as a result of existing or future applicable laws or unfavorable judicial decisions, and they may not function to limit our liability arising from regulatory enforcement or otherwise. The sale and support of our solution entail the risk of liability claims, which could be substantial in light of the use of our solution in enterprise-wide environments.
In addition, our insurance against this liability may not be adequate to cover a potential claim and may be subject to exclusions, including the possibility that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals. The denial of our claims by our insurers or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations and reputation. Further, there are no assurances that adequate product liability insurance will continue to be available to us in the future on commercially reasonable terms or at all.
Challenges in implementation or incorrect use of, or our customers’ failure to update, our solution could result in customer dissatisfaction and negatively affect our business and growth prospects.
Our solution is often operated in large scale, distributed IT environments, including across a wide array of IoT devices and connected assets. Implementing our solutions in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of cloud-based platforms such as ours. Our customers and some partners require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. If users of our Connected Operations Cloud do not implement, use, or update our Connected Operations Cloud correctly or as intended, then inadequate performance and/or security vulnerabilities may result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction and negative publicity and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decreased subscriptions by new customers, which would adversely affect our business and growth prospects.
We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
We are subject to the risk of product liability and warranty claims if our Connected Operations Cloud and our IoT devices actually or allegedly fail to perform as expected or result, or are alleged to result, in bodily injury and/or property damage. Certain technologies incorporated in our IoT devices, such as lithium batteries, may increase the risk profile of such devices. While we maintain what we believe to be reasonable insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, we generally provide our customers a hardware warranty for the entire term of their subscription to our Connected Operations Cloud. If any of our IoT devices are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such devices or customer claims against us. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products, or a refund of customer expenses, could exceed our historical experience and have a material adverse effect on our business, financial condition, and results of operations.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 10% of our revenue for the fiscal year ended January 29, 2022. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•challenges in recruiting, training and retaining qualified employees, particularly in new markets in which we have not historically operated;

•slower than anticipated availability and adoption of our solution, or of cloud and hybrid infrastructures in general, by potential customers in our target geographies;
•changes in a specific country’s or region’s political, economic, or legal and regulatory environment, including geopolitical disputes, pandemics, tariffs, export quotas, custom duties, trade disputes, tax laws and treaties, particularly due to economic tensions and trade negotiations or other trade restrictions, trade wars, or long-term environmental risks;
•exposure to political developments in the United Kingdom, including the departure of the United Kingdom from the European Union, commonly referred to as “Brexit,” which has created an uncertain political, economic and regulatory environment, instability for businesses, and volatility in global financial markets and the value of foreign currencies, all of which could disrupt trade, the sale of our solution, and the mobility of our personnel between the United Kingdom, European Union and other jurisdictions;
•the need to adapt and localize our solution for specific countries;
•greater difficulty collecting accounts receivable, longer sales and payment cycles, and different pricing environments;
•new, evolving, potentially inconsistent and often more stringent regulations relating to privacy, data protection and data security and the unauthorized use of, or access to, commercial, biometric, and/or personal information, particularly in Europe;
•differing labor regulations, including with respect to wage and hour laws, that make it harder to do business in certain regions such as Europe;
•challenges inherent in efficiently managing, and the increased costs associated with, an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs that are specific to each jurisdiction;
•difficulties in managing a business in new markets with diverse cultures, languages, customs, legal systems, alternative dispute systems, and regulatory systems;
•increased travel, real estate, infrastructure, legal and compliance costs associated with international operations;
•increased financial accounting and reporting burdens and complexities;
•currency exchange rate fluctuations and the resulting effect on our revenue and expenses, and the cost and risk of entering into hedging transactions if we chose to do so in the future;
•limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries;
•new and different sources of competition;
•laws and business practices favoring local competitors or general market preferences for local vendors;
•limited or insufficient intellectual property protection or difficulties obtaining, maintaining, protecting, or enforcing our intellectual property rights, including our trademarks and patents, or obtaining necessary intellectual property licenses from third parties;
•political instability, geopolitical disputes such as the conflict between Russia and Ukraine, or terrorist activities;
•COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our products and services, or a decrease in our ability to import, export, or sell our products and services to existing or new customers in international markets;
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (FCPA), U.S. domestic bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;
•burdens of complying with U.S. and non-U.S. export control laws and regulations, including Export Administration Regulations (EAR); and
•burdens of complying with laws and regulations related to taxation; and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.
If we invest substantial time and resources to further expand our international operations and are unable to do so successfully and in a timely manner, our business and results of operations will suffer.

Risks Related to Our Intellectual Property
Failure to protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success is tied to our ability to protect our proprietary technology, methodologies, know-how, and branding. We rely on a combination of trademarks, copyrights, patents, trade secrets and other intellectual property laws, contractual restrictions, and technical organizational security and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights may be limited or inadequate. For instance, we will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights, or unauthorized or unlawful use of our software, technology or intellectual property rights. We also cannot guarantee that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be unobstructed by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments. Further, the laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.
In addition, despite our precautions, it may be possible for unauthorized third parties to copy our products, use information that we regard as proprietary to create offerings that compete with ours, or infringe upon or misappropriate our intellectual property. There is also no guarantee that third parties will abide by the terms of our agreements or that we will be able to adequately enforce our contractual rights. We may also be unable to prevent third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights, thereby impeding our ability to build brand identity and possibly leading to potential confusion in the market and damage to our reputation and business.
If we fail to protect our intellectual property rights adequately, our competitors or other third parties may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant resources and expenses.
There can be no assurance that our patents or patent applications will be enforceable or otherwise upheld as valid.
Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of January 29, 2022, our patent portfolio consisted of 34 issued U.S. patents and one allowed U.S. patents (i.e., with issuance pending), and 55 U.S. patent applications pending for examination. As of January 29, 2022, we did not have any non-U.S. patents or patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.
In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later on prove to be important to our business. Further, any patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.
Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.
To protect our trade secrets, confidential information and distribution of our proprietary information, we generally enter into confidentiality, non-compete, proprietary, and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. No assurance can be given that these agreements will be effective in controlling access to trade secrets, confidential information and distribution of our proprietary information, especially in certain U.S. states and countries that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

In order to protect our intellectual property rights and proprietary technology, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our intellectual property rights and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or injure our brand and reputation.
We may become subject to intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
Third parties have claimed and may in the future claim that our operations and Applications infringe their intellectual property rights, and such claims have resulted and may result in legal claims against our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and result in liability for us. We expect the number of such claims will increase as the number of Applications and the level of competition in our market grows, the functionality of our solution overlaps with that of other products and services, and the volume of issued patents and patent applications continues to increase. We have agreed in certain customer contracts to indemnify customers, and have accepted tenders for indemnification from certain of such customers, for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our solution. To the extent that any claim arises as a result of third-party technology we use in our solution, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
Companies in the software and technology industries, including some of our current and potential competitors, own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Furthermore, patent holding companies, non-practicing entities, and other patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. Third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We have received notices and been subject to litigation (and we may be subject to litigation in the future) that claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.
There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us.
Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial condition.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions.
Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition. Any of these results would harm our business, results of operations and financial condition. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
Our use of open source software could negatively affect our ability to sell subscriptions to our Connected Operations Cloud and subject us to possible litigation.
Our Connected Operations Cloud incorporates open source software, and we expect to continue to incorporate open source software in our Connected Operations Cloud in the future. Few of the licenses applicable to open source software have been interpreted by courts, and there is a risk that any open source licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solution or other products we may develop in the future. We also rely upon third-party, non-employee contractors to perform certain development services on our behalf, and we cannot be certain that such contractors will comply with our review processes or not incorporate software code made available under open source licenses into our proprietary code base.
We may be found to have used open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. For example, certain kinds of open source licenses may require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. If these requirements are found to apply to our products and we fail to comply with them, we may be subject to certain requirements, including requirements that we offer additional portions of our solutions for no cost, that we make available additional source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses.
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, or required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. In any of these events, we and our customers could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We and our customers may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction.
Some open source projects provided on an “as-is” basis have known vulnerabilities and architectural instabilities which, if used in our product and not properly addressed, could negatively affect the security or performance of our product. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solutions, could result in customer dissatisfaction, and may adversely affect our business, financial condition, and results of operations.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, violation, and other losses.
Our agreements with customers and other third parties have in some cases included indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our solution or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Pursuant to certain agreements, we do not have a cap on our liability, and any payments under such agreements would harm our business, financial condition, and results of operations. Although we normally contractually limit our liability with respect to some of these indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and results of operations.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our solution should we not be able to continue or obtain a commercially reasonable license to such technology.
Our Connected Operations Cloud relies on software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these solutions or to seek new licenses for existing or new Applications. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of contractual commitments, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs or delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our solutions, and it may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the use by our solution of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our solution from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.
Changes in or the loss of third-party licenses could lead to our solutions becoming inoperable or the performance of our solutions being materially reduced, resulting in the potential need to incur additional research and development costs to ensure continued performance of our solutions or a material increase in the costs of licensing, and we may experience decreased demand for our solutions.
Risks Related to Government Regulation
The federal government or independent standards organizations may implement significant regulations or standards that could adversely affect our ability to produce or market our products.
Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission (“FCC”), as well as other federal and state agencies. Further, to the extent our Applications and/or IoT devices function as electronic logging devices (“ELDs”), they are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and may be subject to similar regulations in other countries in which they are used. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, inquiries from FMCSA relating to our self-certified ELD application, including those arising from revised or newly clarified regulatory guidance from FMCSA, could put our self-certification of our ELD application at risk or require changes to our ELD functionality that could make our ELD application less desirable to existing and potential customers. Further, in Canada, we have obtained certification for one of our ELD models and are on track to obtain certification for another model, though that certification is still being finalized. Failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD model, would prevent current and potential customers from using our ELD application for compliance purposes in Canada.
In addition, our Connected Operations Cloud may become subject to independent industry standards. The implementation of unfavorable regulations or industry standards, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical, or otherwise adversely affect our ability to produce or market our solution. The adoption of new industry standards applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards, which could materially and adversely affect our ability to generate revenues through the sale of our products.

Reductions in regulation of our customers’ physical operations may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.
Regulatory compliance and reporting is driven by legislation, regulatory requirements and related guidance, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. With respect to our Applications that are used for customers’ compliance purposes, changes in underlying regulations may reduce or eliminate our customers’ continued demand for Applications that address those regulations. For example, in the United States, fleet operators face numerous complex regulatory requirements, including electronic logging requirements; compliance, safety and accountability driver safety scoring; limitations on hours of service; compliance and fuel tax reporting; among others. If these regulatory requirements were reduced or eliminated, our Applications for the fleet use case would have reduced utility to our customers. Accordingly, the reduction in regulation of markets addressed by our Applications could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, covering topics including privacy and data protection, telecommunications, intellectual property, employment and labor, workplace safety, the environment, consumer protection, governmental trade sanctions, import and export controls, anti-corruption and anti-bribery, securities, and tax. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Noncompliance with applicable regulations or requirements could subject us to:
•investigations, enforcement actions, and sanctions;
•mandatory changes to our solutions and services;
•disgorgement of profits, fines, and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers or channel partners;
•termination of contracts;
•loss of intellectual property rights; and
•temporary or permanent debarment from sales to government organizations.
If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, financial condition, and results of operations could be adversely affected. In addition, responding to any action will likely result in a significant diversion of our management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could materially harm our business, financial condition, and results of operations.
Additionally, companies in the technology industry have recently experienced increased regulatory scrutiny. Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices, and other penalties, which could negatively affect our business and results of operations. Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new use cases for our solution could also raise a number of new regulatory issues. These factors could materially and adversely affect our business, financial condition, and results of operations.

Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. For example, the European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive (“WEEE”) makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive (“RoHS”) bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the European Union. In the future, various countries, including the United States or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with the manufacture of our IoT devices, we may face regulatory fines, changes to our business practices, and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business.
We receive, collect, store, process, transfer, and use personal information and other data relating to users of our solution, our employees and contractors, and other persons. For example, one of our Applications collects video information of the worksites of our customers, and certain of our Applications collect and store facial recognition data, which is subject to heightened sensitivity and regulation. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including facial recognition data and other personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, retention and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent across jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained, could increase our costs and require us to modify our Applications, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new Applications and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing European Union laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).
In addition to the GDPR, the European Commission has another draft regulation in the approval process that focuses on a person’s right to conduct a private life. The proposed legislation, known as the Regulation of Privacy and Electronic Communications (“ePrivacy Regulation”), would replace the current ePrivacy Directive. Originally planned to be adopted and implemented at the same time as the GDPR, the ePrivacy Regulation is still being negotiated.
Various United States privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act (“CAN-SPAM Act”), and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. A new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election and will go into effect on January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Texas, Washington, Virginia, Colorado and Utah, have implemented, or are considering implementing, their own versions of privacy legislation. Numerous differing state privacy and data security requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because some of our products employ technology that may be perceived as subject to these laws, we and our customers have in certain situations been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition. Further, the United Kingdom ceased to be a European Union Member State on January 31, 2020, but enacted legislation that substantially implements the GDPR and which provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of our global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted new standard contractual clauses addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented over time. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
Any failure or perceived failure by us to comply with our posted privacy policies, our obligations to users or other third parties, or any other contractual or legal obligations, regulatory requirements, or other actual or asserted obligations relating to privacy, data protection, or data security, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our solution. Additionally, if third parties we work with violate applicable laws, regulations or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act of 2010, and possibly other anti-bribery and anti-money laundering laws in countries where we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Some of these laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use third parties to sell subscriptions to our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Similarly, some of our customers may be state-owned, in each case exposing us to additional potential risks.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such activities. While we have policies and procedures to address such laws, we cannot assure you that none of our employees or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, severe criminal or civil sanctions and suspension or debarment from government contracts, which could have an adverse effect on our reputation, business, financial condition, results of operations, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Despite our efforts, we may not be able to obtain the requisite certifications to sell to certain government entities, and government certification requirements for products like ours may change, thereby restricting our ability to sell to the U.S. federal government, state governments, or non-U.S. government sectors until we have attained the appropriate certification. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.
Government entities may have statutory, contractual, or other legal rights to terminate contracts with us for convenience or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws, regulations, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.
As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling subscriptions to our solution to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from government contracting for a period of time with government agencies. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could materially and adversely impact our business, results of operations, financial condition, public perception, and growth prospects.

We are required to comply with governmental export control, economic sanctions and import laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, financial condition, and results of operations.
Exports, reexports and certain transfers of our solution, including the underlying technology and source code and products, may be subject to governmental, including United States and European Union, export control and economic sanctions laws and regulations. Certain of our products, technologies, and services are, and may in the future be, subject to the EAR. U.S. export control laws and regulations and economic sanctions include various restrictions and license requirements, including prohibiting the shipment of certain products, technology, software and services to U.S. embargoed or sanctioned countries, governments, and persons. Complying with export control, economic sanctions and import laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform, products, services, technology and software from being exported, reexported or transferred in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export privileges.
Additionally, the export control laws and regulations impose licensing, filing and reporting requirements on encryption and products, technologies and software that incorporate or use certain encryption. We incorporate encryption technology into certain of our products and our products, software and technology may require export authorization including by license, a license exception or other appropriate government authorization for export, reexport or transfer outside of the United States. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. We cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products and services despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain any required import or export approval for our products, technology, software, services or platform could harm our international sales and adversely affect our results of operations.
Further, if our channel or other partners fail to obtain any appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by future U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (BIS). Changes in our platform, products, services, technology and software or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, products, services, technology and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose whether or not our products contain conflict minerals as defined under these provisions. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our IoT devices. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used in or necessary for the production of our IoT devices and, if applicable, potential changes to IoT devices, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our IoT devices contain minerals not determined to be conflict-free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.

We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors or other third parties fail to adhere to their compliance obligations under our policies and applicable law.
We use a number of third parties to perform services or act on our behalf in areas like sales, network infrastructure, administration, research, and marketing. It may be the case that one or more of those third parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to, those related to corruption, bribery, economic sanctions, and export/import controls. Despite the significant efforts in asserting and maintaining control and compliance by these third parties, we may be held fully liable for third parties’ actions as fully as if they were a direct employee of ours. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, financial condition, and results of operations.
Risks Related to Finance, Accounting, and Tax Matters
Our results of operations and our business metrics have fluctuated and are likely to fluctuate significantly on a quarterly basis in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.
Our results of operations and business metrics have fluctuated from quarter-to-quarter in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations and business metrics, such as ARR, may not be meaningful. Accordingly, our financial results in any one quarter should not be relied upon as indicative of future performance.
We recognize revenue from customers ratably over the term of their subscriptions, which typically range from three to five years. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the contract with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve profitability in any given period.
Our quarterly results of operations and business metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our quarterly financial results and our business metrics include but are not limited to:
•Our ability to attract new customers, particularly large customers;
•Our ability to retain and expand our relationships with existing customers;
•Our ability to successfully expand our business domestically and internationally;
•Our ability to gain new channel partners and retain existing channel partners;
•Our ability to attract, retain and develop key employees and other qualified personnel;
•Fluctuations in the growth rate of the overall markets that our solution addresses;
•Our ability to effectively manage our growth;
•Fluctuations in the mix of our revenue;
•The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development and general and administrative resources;
•Network outages or performance degradation of our cloud service;
•Information security breaches and incidents;
•General economic, industry and market conditions;
•Changes in law and regulations affecting our and our customers’ businesses or product requirements;

•Increases or decreases in the number of subscriptions or pricing changes upon any renewals of customer agreements;
•Changes in our pricing policies or those of our competitors;
•The budgeting cycles and purchasing practices of customers;
•Decisions by potential customers to purchase alternative solutions from other vendors;
•Insolvency or credit difficulties confronting our customers, which could adversely affect their ability to purchase or pay for a subscription to use our solution;
•The cost and potential outcomes of future litigation or other disputes;
•Future accounting pronouncements or changes in our accounting policies;
•Our overall effective tax rate, including impacts caused by any reorganization in our corporate tax structure and any new legislation or regulatory developments;
•Fluctuations in stock-based compensation expense, including the stock-based compensation expense that we will incur in connection with future RSU settlements;
•Trade protection measures (such as tariffs and duties) and import or export licensing requirements;
•Fluctuations in foreign currency exchange rates;
•Our timing and success in introducing new features and Applications to the market, including integrations of our solution with additional third-party software, IoT devices and other connected assets;
•The actions of our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;
•The provision of fleet management solutions or asset management solutions from cellular carrier-controlled or OEM-controlled channels from which we may be excluded;
•The impact of the COVID-19 pandemic, including new strains and variants, on our and our customers’ and partners operations and general economic conditions;
•Our ability to successfully manage and realize the anticipated benefits of any future acquisitions of businesses, solutions, or technologies;
•The timing of expenses related to the development or acquisition of businesses, solutions, or technologies and potential future charges for impairment of goodwill from acquired companies; and
•Other risk factors described in this Annual Report on Form 10-K.
If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be adversely affected.
We actively monitor and manage our cash and cash equivalents so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our platform development, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, financial condition, and results of operations.

We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business and financial condition.
In order to support our growth and respond to business challenges, such as developing new Applications for our Connected Operations Cloud to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our Class A common stock. If we obtain additional funds through debt financing, the terms of such indebtedness may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business and financial condition may be adversely affected.
Our business is exposed to risks related to third-party financing of our customers’ subscriptions to our Connected Operations Cloud.
Historically, some of our customers have relied on third parties to finance their purchase of subscriptions to our Connected Operations Cloud. This need to arrange third-party credit may lengthen our sales cycles or otherwise lengthen the amount of time required to negotiate customer agreements. We have historically provided customers seeking financing with contact information for lenders that are known to us through their financing of other customers’ subscriptions. These arrangements can create challenging dynamics for us when disputes arise between a customer and a lender to whom we have introduced a customer. In the event that financing is not available to those of our customers who require it, on commercially reasonable terms or at all, we could experience reduced sales, extended sales cycles, and increased churn. In the event of a dispute between a customer and a lender, we could suffer reputational harm and damage to our relationships with customers and those that provide financing to our customers. The occurrence of any of these would adversely impact our business, financial condition, and results of operations.
Changes in our subscription or pricing models could adversely affect our business, financial condition and results of operations.
The sales price for subscriptions to access our Connected Operations Cloud may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new Applications and features, changes in pricing models for existing Applications and access to our solution (including changes as to the timing of customers’ payments over the course of their subscriptions) or promotional programs. As we expand our offerings, new competitors introduce new solutions or services that compete with ours, or we enter into new international markets, we may be unable to attract new customers using the same pricing models as we have historically used. Larger competitors, including new entrants to our market, may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide them for free. Any decrease in the sales prices for access to our Connected Operations Cloud, without a corresponding decrease in costs or increase in sales volume, would adversely affect our revenue and gross profit.
We may also have difficulty determining the appropriate price structure for new Applications. Regardless of the pricing model used, larger customers may demand higher price discounts than have been given in the past, or are given to other customers. As a result, we may be required to reduce our prices, offer shorter contract durations or offer alternative pricing models. If we do not maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability, our business, financial condition, and results of operations will be harmed.

We recognize certain revenue streams over the term of our subscription contracts. Consequently, downturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Connected Operations Cloud, and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the contract with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts. Our subscription revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from certain new customers must be recognized over the applicable term.
Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could expose us to greater than anticipated tax liabilities.
The tax laws applicable to our business, including the laws of the United States, and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, the Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income, which, if enacted, could adversely affect our tax liability, and governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall tax liabilities could increase, and our business, financial condition or results of operations may be adversely impacted.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our international customer contracts are denominated in currencies other than the U.S. dollar. Because our contract terms are typically three to five years, changes in currency exchange rates over the course of customers’ contract terms may impact the amount of revenue we recognize from a customer from period to period, even in the absence of changes to that customer’s subscriptions. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and partners are willing to pay in those countries and regions. Further, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher, which could have a negative impact on our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
We could be required to collect additional sales, use, value added, digital services or other similar taxes or be subject to other liabilities that may increase the costs our customers would have to pay for our Applications and adversely affect our results of operations.
We collect sales, value added and other similar taxes in a number of jurisdictions. One or more U.S. states or municipalities, as well as other countries, may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. An increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies, which has previously increased, and may in the future increase, our tax exposure. In 2019 and 2020, we conducted an assessment of our U.S. sales and use tax obligations by state. As a result of this assessment, we substantially expanded our registrations and compliance requirements. However, there can be no assurance that tax authorities in jurisdictions where we conduct business will not impose additional taxes in the future. An expansion by a U.S. state or local government, or other country or jurisdiction of sales, use, value added, digital services or other similar taxes could, among other things, result in additional tax payments and/or create additional administrative burdens for us.
We may be subject to liabilities on past sales for taxes, surcharges, and fees.
We currently collect and remit applicable sales tax in jurisdictions where we have determined, based on legal precedents in the jurisdiction, that sales of subscriptions to our solution are classified as taxable. In some jurisdictions, we believe that we are not otherwise subject to, or required to collect, any additional taxes, fees or surcharges imposed by state and local jurisdictions because we do not have a sufficient physical presence or “nexus” in the relevant tax jurisdiction or such taxes, fees, or surcharges do not apply to sales of our solutions and services in the relevant tax jurisdiction.
Certain tax authorities may challenge a position that we do not have sufficient nexus in a tax jurisdiction in which we are not collecting tax currently, which could result in increased tax liabilities for us or our customers.
The application of indirect taxes (such as sales and use tax, VAT, GST, business tax, and gross receipt tax) to businesses that transact online, such as ours, is a complex and evolving area. Following the recent U.S. Supreme Court decision in South Dakota v. Wayfair, Inc. et al, states are now free to levy taxes on sales of goods and services based on an “economic nexus,” regardless of whether the seller has a physical presence in the state. We continue to analyze our exposure for such taxes and liabilities. The application of existing, new, or future laws, whether in the United States or internationally, could harm our business. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of January 29, 2022, we had U.S. federal net operating loss (“NOL”) carryforwards of $1,185.0 million and U.S. state NOL carryforwards of $689.3 million, which may be utilized against future income taxes. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the deductibility of our federal NOL carryforwards generated in taxable years beginning after December 31, 2017 will be limited to 80% of taxable income in taxable years beginning after December 31, 2020. Our NOL carryforwards may also be subject to limitations under state law. Limitations imposed by the applicable jurisdictions on our ability to utilize NOL carryforwards, including with respect to the NOL carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOL carryforwards.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. For example, we have taken and may be required to take certain non-cash charges in connection with future rent expenses relating to premises we have vacated or intend to vacate, which could have an adverse impact on our results of operations for the period in which we recognize such charges. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, common stock valuations, and income taxes.
Risks Related to the Ownership of Our Class A Common Stock
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, including when our IPO lock-up or market standoff period ends, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. In connection with our IPO, our executive officers, directors, and holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock entered into lock-up agreements with Morgan Stanley & Co. LLC on behalf of the underwriters under which they agreed, subject to specific exceptions including early release provisions, to certain restrictions on their ability to transfer any shares of our Class A common stock or securities directly or indirectly convertible into or exchangeable or exercisable for our Class A common stock during the period ending on the earlier of (i) the close of trading on the first trading day after which we have furnished an earnings release or filed a quarterly report for the second quarter following the most recent period for which financial statements were included in our final prospectus (the “final prospectus”) dated December 14, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) and (ii) 180 days after the date of the final prospectus. We refer to such period as the lock-up period. Morgan Stanley & Co. LLC may release certain stockholders from the lock-up agreements prior to the end of the lock-up period.

As a result of these agreements, additional shares of our Class A common stock have become and will become available for sale in the public market at various times after the date of our IPO. Certain holders of our common stock also have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.
Further, we previously filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise or vesting periods and the expiration or waiver of market standoff agreements and lock-up agreements entered into by our equity holders, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market as a result of being issued under such registration statement or pursuant to other securities law exemptions.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.
Our stock price may be volatile, and may decline significantly and rapidly regardless of our operating performance, resulting in substantial losses for investors.
The market price of our Class A common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding risk factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition, results of operations or key business metrics and non-GAAP financial measures;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations or capital commitments;
•changes in stock market valuations and operating performance of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our Board of Directors, management or personnel;
•sales of large blocks of our Class A common stock, including sales by our executive officers and directors, and including as a result of our IPO lock-up releases;
•actual or perceived privacy or security incidents affecting our solution or otherwise affecting us;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations or government policies applicable to our business or our customers’ businesses;
•changes in the anticipated future size or growth rate of our addressable markets;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging and other derivative transactions involving our capital stock;
•general economic conditions in the United States;
•other events or factors, including those resulting from war (including but not limited to the ongoing conflict between Ukraine and Russia), geopolitical disputes, pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

The stock market experiences extreme price and volume fluctuations from time to time. The market prices of securities of companies have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO.
Our Class B common stock has 10 votes per share, our Class A common stock, which is the stock we have listed on the New York Stock Exchange, has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively have continued to control a majority of the combined voting power of our common stock following our IPO and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.
Future transfers by holders of shares of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers permitted by our amended and restated certificate of incorporation, including (i) estate planning or other transfers among our co-founders and their family members, (ii) transfers to a bona fide trust primarily for the benefit of the transferor, such transferor’s family members or a charitable organization, (iii) transfers to an investment retirement account, pension, profit sharing, stock bonus or other type of plan where dispositive power and voting control with respect to the transferred shares of Class B common stock are retained by or granted solely to the transferor and/or permitted transferees, (iv) transfers to a corporation, partnership, or limited liability company in which the transferor and/or permitted transferees hold dispositive power and voting control, or (v) transfers to charitable organizations, foundations or similar entities established, directly or indirectly, by a transferor in which the transferor and/or permitted transferees hold dispositive power and voting control. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.
Further, all shares of Class B common stock will be converted into shares of Class A common stock following the earliest to occur of (i) the date specified by the affirmative vote or consent of (a) the holders of a majority of the outstanding Class B common stock and (b) each of Mr. Biswas and Mr. Bicket to the extent he (together with his permitted assigns) then holds at least 25% of the Class B common stock held by him and his permitted assigns immediately prior to the completion of our IPO and is not then deceased or disabled; (ii) nine months following the death or disability of the later to die or become disabled of Messrs. Biswas and Bicket, which period may be extended to 18 months upon the consent of a majority of the independent directors then in office; and (iii) such date fixed by our Board of Directors following the date that the total number of shares of Class B common stock held by Messrs. Biswas and Bicket (together with their permitted assigns) equals less than 25% of the Class B common stock held by them immediately prior to the completion of our IPO.
In addition, because our Class C common stock carries no voting rights (except as otherwise required by law), if we issue Class C common stock in the future, the holders of Class B common stock may be able to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders for a longer period of time than would be the case if we had issued Class A common stock rather than Class C common stock in such future transactions.

We cannot predict the impact our multi-class structure may have on the market price of our Class A common stock.
We cannot predict whether our multi-class structure, combined with the concentrated control of our stockholders who held our capital stock prior to the completion of our IPO, including our executive officers, employees and directors and their affiliates, will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to include most newly public companies utilizing dual or multi-class capital structures in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure likely makes us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
An active and liquid market for our Class A common stock may not be sustained, which may make it difficult for investors to sell the Class A common stock they purchase.
We cannot predict if an active and liquid trading market for our Class A common stock will be sustained. If an active and liquid trading market for our Class A common stock is not sustained, you may have difficulty selling any of our Class A common stock at a price at or above the price at which you purchased your stock, or at all. If an active and liquid trading market for our Class A common stock is not sustained, our ability to raise capital to fund our operations by selling shares and our ability to acquire other companies or technologies by using our common stock as consideration may suffer.
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans or otherwise will dilute all other stockholders.
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our equity incentive plans and issue shares of our Class A common stock under our employee stock purchase plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume could decline.
The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, any debt we may incur in the future may restrict our ability to pay dividends. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Class A common stock less attractive to investors.
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition, and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.
In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.
We may remain an “emerging growth company” until as late as the fiscal year-end following the fifth anniversary of the completion of our IPO, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.
The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our Class A common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may decline or become more volatile.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and place significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as part of our second annual report on Form 10-K. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees and have engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our operating expenses.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.

Being a public company and the aforementioned rules and regulations may make it more expensive for us to maintain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
As a result of disclosure of information in our filings with the SEC, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and results of operations.
Our management team has limited experience managing a public company.
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our activities as a public company that are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will continue to require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.
If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the New York Stock Exchange.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight.
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we will be required to provide an annual management report on the effectiveness of our internal control over financial reporting as part of our second annual report on Form 10-K.
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, financial condition, and results of operations and could cause a decline in the trading price of our Class A common stock.

Provisions in our corporate charter documents and under Delaware law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders. Such provisions include:
•our amended and restated certificate of incorporation provides for a multi-class common stock structure, which provides our pre-IPO stockholders, which includes certain of our executive officers, employees, directors, and their affiliates, with significant influence over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•our amended and restated certificate of incorporation requires approval of the holders of at least two-thirds of the outstanding shares of our Class B common stock voting as a separate class for certain corporate actions including (i) any amendment to the amended and restated certificate of incorporation that alters the voting, conversion or other rights, powers, preferences, privileges or restrictions of the Class B common stock, (ii) reclassification of Class A common stock and Class C common stock into shares having rights as to dividends or liquidation that are senior to that of the Class B common stock, (iii) an increase to the voting power of the Class A common stock or Class C common stock, (iv) issuance of shares of any class or series of capital stock (other than Class B common stock) having more than one vote per share, and (v) issuance of additional shares of Class B common stock, with certain exceptions;
•our amended and restated certificate of incorporation and amended and restated bylaws authorize only our board of directors to fill vacant directorships, including newly created seats, and the number of directors constituting our board of directors will be permitted to be set only by a resolution adopted by a majority vote of our entire board of directors;
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total voting power of the then outstanding shares entitled to vote generally in the election of directors, or the Voting Threshold Date, our stockholders will be able to take action by written consent if such action is first recommended or approved by our board of directors;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, or a majority of our board of directors;
•our amended and restated certificate of incorporation does not provide for cumulative voting;
•certain litigation against us can only be brought in Delaware;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our business could be impacted as a result of actions by activist shareholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with our end-customers, prospective and current employees and others.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers, or other employees to us or our stockholders, (c) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (d) any action or proceeding asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware) and any appellate court therefrom, in all cases subject to the court having jurisdiction over the claims at issue and the indispensable parties; provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that the federal district courts of the United States of America are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
General Risk Factors
Our business may be materially and adversely impacted by U.S. and global market and economic conditions.
We generate our revenue from selling subscriptions to our Connected Operations Cloud to industries that depend on physical operations. These industries include transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Given the concentration of our business activities in these industries, we will be particularly exposed to certain economic downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate. A poor economic environment could result in significant decreases in demand for our Connected Operations Cloud, including the delay or cancellation of current or anticipated customer engagements. For example, rising inflation rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping. Additionally, an inflationary environment may cause customers to defer or decrease their expenditures on products like ours. Any of these economic conditions may have a material adverse effect on our business, financial condition, and results of operations.
Operational challenges and volatile economic conditions have presented and may in the future present difficulties in our ability to timely collect accounts receivables from our customers due to their deteriorating financial condition. In addition, our existing customers may be acquired by or merged into other entities that use our competitors’ products, they may decide to terminate their relationships with us for other reasons, or they may go out of business, each of which would have an adverse effect on our future revenue.

Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate or that may change due to macroeconomic conditions or other unexpected trends. Our estimates and forecasts relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, we may not successfully penetrate these markets and our business could fail to grow at a similar pace, if at all.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and technologies that we believe could complement or expand our Connected Operations Cloud, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or incur significant costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our solution, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges, or may impact our financial condition or results of operations, which could adversely affect the price of our Class A common stock. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial position, costs, and financial flexibility.
Future litigation could have a material adverse impact on our results of operations and financial condition.
From time to time, we have been and continue to be subject to litigation. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could adversely affect our results of operations and cash flows, harm our reputation, or otherwise negatively impact our business.
Economic uncertainty or downturns, particularly as they impact particular industries, could adversely affect our business and results of operations.
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. Customers with significant physical operations, such as those we primarily serve, may be susceptible to greater disruption in times of economic uncertainty. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of subscriptions to access our Connected Operations Cloud are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially and adversely affected.
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business, operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, financial condition, and results of operations. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, the effects of climate change, and other events beyond our control. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future results of operations. For example, our main corporate offices are located in California, a state that frequently experiences earthquakes. Additionally, all the aforementioned risks may be further increased if we do not implement an adequate disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. As of January 29, 2022, our principal offices consisted of approximately 84,000 square feet of leased property in San Francisco, California. We also lease office space for our operations in various locations throughout the United States, as well as office space in a number of countries in Europe, North America, and Asia. All of our offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our foreseeable needs, and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
Item 3. Legal Proceedings
We are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Price of our Common Stock
Our Class A common stock has been listed on the New York Stock Exchange under the symbol “IOT” since December 15, 2021. Prior to that date, there was no public trading market for our Class A common stock. Our Class B and Class C common stock are neither listed nor publicly traded.
Holders of Record
Holders of our common stock as of January 29, 2022 were as follows:
•Class A common stock: four stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
•Class B common stock: 75 stockholders of record.
•Class C common stock: There were no shares outstanding.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions and other factors that our Board of Directors may deem relevant.
Unregistered Sales of Equity Securities
From January 31, 2021 through December 15, 2021 (the date of the filing of our registration statement on Form S-8), we granted to our directors, officers, employees, consultants and other service providers RSUs covering an aggregate of 18,793,377 shares of our Class B common stock under our 2015 Equity Incentive Plan (“2015 Plan”). We also issued an aggregate of 2,457,899 shares of our Class B common stock upon exercise of stock options granted under our 2015 Plan at exercise prices ranging from approximately $0.05 per share to $3.51 per share.
Use of Proceeds
On December 17, 2021, we completed our initial public offering (“IPO”), in which we issued and sold 35,000,000 shares of our Class A common stock at the public offering price of $23.00 per share, resulting in net proceeds of $768.8 million after deducting underwriting discounts and commissions. On January 13, 2022, the underwriters exercised their option to purchase an additional 3,546,882 shares of our Class A common stock at the public offering price of $23.00 per share, resulting in total issued shares of 38,546,882. This option exercise closed on January 19, 2022, resulting in additional net proceeds to us of $77.9 million after deducting underwriting discounts and commissions. Our Registration Statement on Form S-1 (File No. 333-261204) for our IPO was declared effective by the Securities and Exchange Commission (“SEC”) on December 14, 2021.
There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated December 14, 2021 and filed on December 15, 2021 with the SEC pursuant to Rule 424(b) under the Securities Act.
The managing underwriters of the IPO were Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, and J.P. Morgan Securities LLC. No payments were made by us to directors, officers, or persons owning 10% or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following shall not be deemed “soliciting material” or deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The performance graph below compares (i) the cumulative total return on our common stock from December 15, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 29, 2022 with (ii) the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on December 15, 2021 and the reinvestment of dividends. The performance graph uses the closing market price on December 15, 2021 of $24.70 per share as the initial value of our Class A common stock. The comparisons on this performance graph are based upon historical data and are not necessarily indicative of, nor intended to forecast, future performance of our Class A common stock.

Company/Index	12/15/2021	12/25/2021	01/29/2022
Samsara Inc.	$100.00	$111.78	$67.45
S&P 500 Index	$100.00	$100.34	$94.10
S&P 500 Information Technology Index	$100.00	$99.67	$90.77
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” or included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
This section of this Annual Report on Form 10-K generally discusses fiscal years 2022 and 2021 items and year-to-year comparisons between fiscal years 2022 and 2021 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). For a discussion of our consolidated statement of operations data for the fiscal year ended February 1, 2020, see “Comparison of the Fiscal Years Ended February 1, 2020 and January 30, 2021” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our final prospectus dated December 14, 2021 and filed with the SEC pursuant to Rule 424(b) under the Securities Act on December 15, 2021 (the “Final Prospectus”). For a discussion of our liquidity and capital resources for the fiscal year ended February 1, 2020, see “Liquidity and Capital Resources” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Final Prospectus.
Overview
Samsara is on a mission to increase the safety, efficiency and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which allows businesses that depend on physical operations to harness IoT data to develop actionable business insights and improve their operations.
Our Connected Operations Cloud consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze and act on data insights, using our cloud dashboard, custom alerts and reports, mobile apps and workflows. Our differentiated, purpose-built suite of solutions enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We were founded in 2015 and have achieved significant growth since our inception. For our fiscal years ended January 29, 2022 and January 30, 2021, our revenue was $428.3 million and $249.9 million, respectively, representing year-over-year growth of 71%. Our net loss was $355.0 million and $210.2 million for the fiscal years ended January 29, 2022 and January 30, 2021, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships and we continue to make significant investments in order to grow our customer base. We estimate that for the last three fiscal years, the calculated lifetime value of our customers has exceeded eight times the associated cost of acquiring them.
Our Business Model
In each of the past three fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud, which today includes Applications for video-based safety, vehicle telematics, apps and driver workflows, equipment monitoring, and site visibility. A subscription to our Connected Operations Cloud includes IoT data collection, which usually comes from a Samsara IoT device, such as an Internet gateway, camera or sensor, or at times from a third-party solution; cellular connectivity for our IoT devices; access to our cloud Applications, APIs and the Samsara App Marketplace; customer support; and warranty coverage. We price our subscriptions on a per asset, per application basis. For example, one vehicle using two Applications (video-based safety and vehicle telematics) would count as two subscriptions. A five-building site with each building having one piece of equipment and using two Applications (equipment monitoring and site visibility) would count as ten subscriptions.

Our Connected Operations Cloud is designed to be a digital hub for our customers and a mission-critical part of their operations. Our criticality and integration into existing infrastructure is demonstrated by long contract lengths, which typically span three to five years. We recognize revenue from our subscriptions ratably over the term of the contract. We bill monthly, quarterly, annually, or in advance, depending on the specifics of each contract. The timing of large multi-year contracts can create some variability in billings between periods, though the impact to our annual or quarterly revenue is minimal due to the fact that we recognize revenue ratably over the term of our customer contracts.
Our go-to-market strategy is focused on landing new customers and expanding their adoption of our Connected Operations Cloud. We primarily sell through a direct sales force, which focuses on landing and expanding large and mid-market customers with numerous physical assets. We also sell through resellers, which expands our reach and allows us to access certain customer segments more efficiently. Additionally, we offer self-service and low-touch inbound sales to attract a broad range of small customers onto our platform.
Our Customers
As of January 29, 2022, we had more than 14,000 customers representing over $5,000 in annual recurring revenue (“ARR”), or Core Customers, and approximately 93% of our ARR came from Core Customers, in part due to our increasing focus on this customer set. Our customer counts fluctuate from period to period, including due to customer mergers, acquisitions, consolidations, spin-offs, and other market activity. We have a very diverse customer base and no significant customer concentration, with no single customer accounting for more than 2% of our ARR for the fiscal year ended January 29, 2022. Additionally, we have a growing international presence, with approximately 10% of our ARR generated from outside of the United States for the fiscal year ended January 29, 2022. Our international revenue is generally billed in local currencies.
Our solution is used by businesses of varying sizes across a broad range of industries that depend on physical operations, including: transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Our industry-agnostic approach and the horizontal applicability of our solution have enabled us to deploy our platform to a diverse set of industries, illustrated by the chart below, which depicts the percentage of ARR by industry as of January 29, 20222:

22%
17%
14%
12%
10%
6%
5%
5%
4%
6%
Transportation
Wholesale & Retail Trade
Construction
Field Services
Logistics
Utilties & Energy
Government, Healthcare, Education
Manufacturing
Food & Beverage
Other

2 Listed industry data is available for Samsara customers comprising ~80% of ARR. Our analysis assumes that the remaining customers track the same breakdown by industry as the customers for which data is available.

We have extended our Applications over time to address the needs of our customers. We started with Applications for connected fleets, where we observed a large and underpenetrated market opportunity, and then expanded into connected equipment and connected sites, where we observed similar opportunities to improve operations around physical assets. As of January 29, 2022, over 70% of our Core Customers and 90% of our customers representing over $100,000 in ARR are using multiple Applications. Two of our Applications, Video-based Safety and Vehicle Telematics, each represented more than $200 million of ARR as of January 29, 2022, demonstrating the flexibility of our solution and our ability to develop and grow new Applications.
Our key focus is multi-application adoption. Customers may land with large-scale, multi-application contracts, or land with one application within one division and expand their adoption over time. Regardless of how our customers land, we focus on expanding their usage of Connected Operations Cloud and encourage full-scale rollouts across their geographies and divisions. We measure expansion within our existing customer base by dollar-based net retention rate, which was over 115% as of January 29, 2022.
We calculate our dollar-based net retention rate as of a period end by starting with the ARR from the specified cohort of customers as of 12 months prior to such period-end, or the Prior Period ARR. We then calculate the ARR from these same customers as of the current period-end, or the Current Period ARR. Current Period ARR includes any expansion, and is net of contraction or attrition over the last 12 months, but excludes ARR from new customers in the current period, as well as any ARR associated with paid trials. We then divide the total Current Period ARR by the total Prior Period ARR to arrive at the point-in-time dollar-based net retention rate. We then calculate the weighted average of the trailing 12-month point-in-time dollar-based net retention rates, to arrive at the dollar-based net retention rate. We calculate our dollar-based net retention rate for all customers and for customers representing over $100,000 in ARR by identifying cohorts of customers with a Prior Period ARR greater than $0 who have exceeded $1,000 in ARR (in the case of customers) or $100,000 in ARR (in the case of customers representing over $100,000 in ARR) for any period during their lifetime as Samsara subscribers. Our dollar-based net retention rate fluctuates from period to period, including due to customer mergers, acquisitions, consolidations, spin-offs, and other market activity.
While our Connected Operations Cloud is accessible to customers of all sizes and we have achieved rapid adoption over time, we are particularly focused on larger customers representing over $100,000 in ARR. Customers representing over $100,000 in ARR generally contribute higher revenue, land with multiple products, have higher retention rates, and demonstrate stronger unit economics. The number of our customers representing over $100,000 in ARR has increased over time from 452 as of January 30, 2021 to 806 customers as of January 29, 2022. Customers representing over $100,000 in ARR generally adopt more Applications than our overall customer base. For example, as of January 29, 2022, 90% of these customers use two or more Applications and approximately 50% use three or more Applications. As of January 29, 2022, the dollar-based net retention rate for customers representing over $100,000 in ARR was over 125%, and approximately 45% of our ARR came from customers representing over $100,000 in ARR.

Key Business Metrics
ARR
We believe that ARR is a key indicator of the trajectory of our business performance, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. We define ARR as the annualized value of subscription contracts that have commenced revenue recognition as of the measurement date. ARR highlights trends that may be less visible from the face of our financial statements due to ratable revenue recognition. ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and is not intended to be combined with or to replace it. ARR is not a forecast and the active contracts at the date used in calculating ARR may or may not be extended or renewed. Our ARR has grown in each of the past three fiscal years, reflecting growth in new customers as well as expanded sales to existing customers.

ARR (in millions)
$194
$341
$558
FY2020
FY2021
FY2022

Number of Customers Over $100,000 in ARR
We focus on customers representing over $100,000 in ARR, as this key business metric is indicative of our penetration within larger customers. The number of our customers over $100,000 in ARR has grown over time as we have focused our sales efforts on larger customers, invested in our partner ecosystem and released more Applications to address the needs of our larger customers.

Number of Customers Over $100,000 in ARR

255
452
806
FY2020
FY2021
FY2022

Factors Affecting Our Performance
Acquiring New Customers
We believe that we have a substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, and drive adoption of our Connected Operations Cloud. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales and marketing efforts, as well as the success of our efforts to expand internationally.
Expanding Within Our Existing Customer Base
We believe that there is a significant opportunity to expand sales to existing customers following a customer’s initial adoption of our Connected Operations Cloud. We expand within our customer base by selling more Applications and expanding existing Applications across geographies and divisions. Our ability to expand within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, and changes in our customers’ spending levels.
We focus on maximizing the lifetime value of our customer relationships, and we continue to make significant investments in order to grow our customer base. Due to our subscription model, we recognize subscription revenue ratably over the term of the subscription period. As a result, the profitability of a customer to our business in any particular period depends in part upon how long a customer has been a subscriber to our Connected Operations Cloud. In general, the associated upfront costs with respect to new customers are higher in the first year than the aggregate revenues we recognize from those new customers in the first year. We believe that, over time, as our customer base grows and a relatively higher percentage of our subscription revenues are attributable to renewals versus new customers or upsells to existing customers, associated sales and marketing expenses and other allocated upfront costs as a percentage of revenues will decrease, subject to investments we plan to make in our business. Over the lifetime of the customer relationship, we also incur sales and marketing costs to manage the account, renew or upsell the customer to more subscriptions. However, in general, these costs are significantly less than the costs initially incurred to acquire the customer.

We calculate the lifetime value, or LTV, of our customer relationships as of a measurement date by dividing (i) the product of our adjusted gross margin for the trailing twelve months, which excludes stock-based compensation expense, compensation resulting from tender offers, and restructuring and related charges, and the difference between our Current Period ARR and Prior Period ARR by (ii) the weighted average of the percentage of our ARR that did not renew in each quarter over the trailing four quarters. We calculate our customer acquisition costs, or CAC, as our adjusted sales and marketing expense, which excludes stock-based compensation expense, compensation resulting from tender offers, and restructuring and related charges. We estimate that for each of the last three fiscal years, our LTV:CAC ratio was at least 8x, which we believe is indicative of the state of our business and unit economics for the foreseeable future.
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Cloud and our ability to scale our headcount to grow our business. We continuously invest to add new data types to our Connected Operations Cloud and innovate with this growing data asset to introduce new Applications over time. Our performance is also impacted by our ability to scale our headcount across our business to support our growth. We have increased our headcount from 1,249 employees as of the last business day of the fiscal year ended January 30, 2021 to 1,616 employees as of the last business day of the fiscal year ended January 29, 2022. We remain committed to investing in our sales capacity and our research and development organization, and to driving revenue growth globally.
COVID-19 Pandemic
In December 2019, a disease stemming from a novel coronavirus (COVID-19) was reported in China, and in March 2020, the World Health Organization declared it a global pandemic. The COVID-19 pandemic is impacting worldwide economic activity and financial markets and significantly increasing economic volatility and uncertainty. For instance, several local, state, and federal governments in the U.S. and globally have been prompted to take unprecedented steps including, but not limited to, travel restrictions, closure of businesses, social distancing requirements, and quarantines. The COVID-19 pandemic has created economic uncertainty, including disruptions of the supply chain globally and labor shortages, which may adversely impact us directly or indirectly as a result of the effects on our customers and vendors.
We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. These measures previously included a suspension of all non-essential travel and the temporary closure of all of our major offices to non-essential employees. Additionally, in an effort to reduce our expenses to ensure that we could continue to operate in a sustainable manner should the pandemic have caused a prolonged economic downturn, we reduced our workforce in the second quarter of the fiscal year ended January 30, 2021. As a result of these actions, we recognized $6.8 million of restructuring and related charges for the fiscal year ended January 30, 2021. Since that time, we have resumed our hiring efforts, with a near-term goal of growing our employee base beyond our pre-pandemic size. As of the last business day of the fiscal year ended January 29, 2022, we employed 1,616 total employees, representing nearly 30% growth year-over-year.
While the duration and extent of the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the extent and effectiveness of containment actions, it has already had an adverse effect on the global economy and the ultimate societal and economic impact of the COVID-19 pandemic remains unknown. In particular, the conditions caused by this pandemic may affect the rate of global information technology spending and could adversely affect our business during future periods by lengthening our sales cycles, reducing customer spending, negatively impacting collections of accounts receivable, causing some of our customers to go out of business, and limiting the ability of our direct sales force to travel to existing and potential customers’ sites.
Refer to the section titled “Risk Factors” for further discussion of the possible impact of the COVID-19 pandemic on our business.

Components of Results of Operations
Revenue
We provide access to our Connected Operations Cloud through subscription arrangements, whereby the customer is charged a per-subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, IoT devices (which we also refer to as connected devices) and support services delivered over the term of the arrangement. Our subscription contracts are typically for a three-to-five-year term and are generally non-cancelable and non-refundable. Our Connected Operations Cloud and IoT devices are highly interdependent and interrelated, and represent a combined performance obligation within the context of the contract.
In each of the past three fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. The small remaining portion of our revenue not generated from subscriptions to our Connected Operations Cloud comes from the sale of replacement IoT devices, including gateways, sensors and cameras, as well as related shipping and handling fees, and professional services.
Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, and operational costs consisting of employee-related costs, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.
As our customers expand and increase the use of our Connected Operations Cloud driven by increased IoT devices and additional Applications, we expect that our cost of revenue will increase on an absolute basis due to higher IoT device, cellular-related, and cloud hosting costs. While we expect our cost of revenue to decrease as a percentage of our revenue over the long term, our cost of revenue expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
Overhead costs that are not substantially dedicated to use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, and other expenses, such as corporate software and subscription services, insurance, and commuter benefits.
Operating Expenses
Research and Development
Research and development costs consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting used in research and development, and allocated overhead costs. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Cloud. We capitalize the portion of our internal-use software development costs that meets the criteria for capitalization.
We expect our research and development expenses to increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance our Connected Operations Cloud. While we expect our research and development expenses to decrease as a percentage of our revenue over the long term, our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing activities, including salaries, employee benefits and stock-based compensation, and sales commissions. Sales and marketing expenses also include expenditures related to advertising, media, marketing, promotional costs, free trial expenses, brand awareness activities, business development, corporate partnerships and allocated overhead costs.
We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. While we expect our sales and marketing expenses to decrease as a percentage of our revenue over the long term, our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

General and Administrative
General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, IT, and facilities personnel, including salaries, employee benefits and stock-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, bad debt, allocated overhead costs and unallocated lease costs associated with unused office facilities.
We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs as we become a public company. While we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges consist of impairment charges related to the sublease and abandonment of facilities, as well as the derecognition of operating lease liabilities and right-of-use (“ROU”) assets in connection with a lease modification and related accelerated depreciation expense.
We may incur additional lease modification, impairment, and related charges in subsequent periods.
Restructuring and Related Charges
Restructuring and related charges consist of severance and related termination costs for employees under our May 2020 workforce reduction plan, including salaries and other compensation payments to the employees during their post-notification retention period, as well as associated outplacement services. Our May 2020 workforce reduction plan was completed in the second fiscal quarter of 2021, and we do not expect further restructuring and related charges related to this workforce reduction plan in subsequent periods.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consists primarily of income earned on our money market funds included in cash and cash equivalents and restricted cash, as well as foreign currency remeasurement gains and losses and foreign currency transaction gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.

Results of Operations
The following table sets forth our consolidated statements of operations data for the periods indicated (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Revenue	$428,345	$249,905	$119,865
Cost of revenue (1)	124,484	75,393	48,322
Gross profit	303,861	174,512	71,543
Operating expenses
Research and development (1)	205,125	99,738	70,466
Sales and marketing (1)	291,209	202,262	181,556
General and administrative (1)	159,843	75,223	47,339
Lease modification, impairment, and related charges	1,532	—	—
Restructuring and related charges	—	6,768	—
Total operating expenses	657,709	383,991	299,361
Loss from operations	(353,848)	(209,479)	(227,818)
Interest income and other income (expense), net	(2)	(642)	2,934
Loss before provision for income taxes	(353,850)	(210,121)	(224,884)
Provision for income taxes	1,174	87	340
Net loss	$(355,024)	$(210,208)	$(225,224)
__________
(1)Includes stock-based compensation expense as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cost of revenue	$6,043	$13	$6
Research and development	98,282	13,783	818
Sales and marketing	59,478	6,947	1,064
General and administrative	64,920	4,821	980
Total stock-based compensation expense	$228,723	$25,564	$2,868
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Revenue	100%	100%	100%
Cost of revenue	29	30	40
Gross margin	71	70	60
Operating expenses
Research and development	48	40	59
Sales and marketing	68	81	151
General and administrative	38	30	40
Lease modification, impairment, and related charges	—	—	—
Restructuring and related charges	—	3	—
Total operating expenses	154	154	250
Loss from operations	(83)	(84)	(190)
Interest income and other income (expense), net	—	—	2
Loss before provision for income taxes	(83)	(84)	(188)
Provision for income taxes	—	—	—
Net loss	(83)%	(84)%	(188)%

Comparison of the Fiscal Years Ended January 29, 2022 and January 30, 2021
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Revenue	$428,345	$249,905	$178,440	71%
Revenue increased by $178.4 million, or 71%, for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021, primarily due to an increase in customer count and increased purchases by existing customers of our subscription offerings.
Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Cost of revenue	$124,484	$75,393	$49,091	65%
Gross profit	$303,861	$174,512
Gross margin	71%	70%
Cost of revenue increased by $49.1 million, or 65%, for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021, primarily due to increased product costs of $37.1 million, which were mainly due to $18.6 million of increased amortization of deferred IoT device costs, $13.9 million of increased direct labor and selling costs, of which $6.0 million was an increase in stock-based compensation expense primarily attributable to the vesting of RSUs upon satisfaction of the performance condition in connection with our IPO in December 2021, and $4.7 million of increased cloud hosting costs. The increase in cost of revenue was also driven by increased operational costs of $11.8 million to support the growth of our subscription offerings.
Our gross margin increased for the fiscal year ended January 29, 2022 compared to the prior fiscal year mainly due to efficiencies resulting from product optimizations, improved commercial strategies, and economies of scale achieved as a result of revenue growth.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Research and development	$205,125	$99,738	$105,387	106%
Percentage of revenue	48%	40%
Research and development expense increased by $105.4 million, or 106%, for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021, primarily due to a $100.7 million increase in employee-related costs, which included a $84.5 million increase in stock-based compensation expense primarily attributable to the vesting of RSUs upon satisfaction of the performance condition in connection with our IPO in December 2021 and a $16.2 million increase in salaries and benefits driven by average headcount growth. Our increase in research and development expense was also driven by a $4.4 million increase in expense associated with product initiatives.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Sales and marketing	$291,209	$202,262	$88,947	44%
Percentage of revenue	68%	81%
Sales and marketing expense increased by $88.9 million, or 44%, for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021, primarily due to a $84.3 million increase in employee-related costs, which included a $52.5 million increase in stock-based compensation expense primarily attributable to the vesting of RSUs upon satisfaction of the performance condition in connection with our IPO in December 2021, a $19.9 million increase in salaries and benefits primarily due to the timing of hiring to support our sales organization, and a $11.9 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $5.1 million increase in expenses relating to lead generation.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
General and administrative	$159,843	$75,223	$84,620	112%
Percentage of revenue	38%	30%
General and administrative expense increased by $84.6 million, or 112%, for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021, primarily due to a $77.9 million increase in employee-related costs, which included a $60.1 million increase in stock-based compensation expense primarily attributable to the vesting of RSUs upon satisfaction of the performance condition in connection with our IPO in December 2021 and a $17.8 million increase in salaries and benefits driven by an increase in average headcount to support the growth of our finance, accounting, human resources, IT, and legal functions in advance of our public offering. Our increase in general and administrative expense was also driven by a $5.1 million increase in expenses relating to outside services primarily related to external recruiting, accounting and other professional services fees to support our growth and public offering activities.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Lease modification, impairment, and related charges	$1,532	$—	$1,532	*
__________
*Not meaningful
Lease modification, impairment, and related charges increased by $1.5 million for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021.
In the third fiscal quarter of 2022, we determined that we no longer had the right to control the use of a certain office location and accordingly accounted for a lease modification for such facility, and also impaired and ceased using other leased office spaces. As a result of our leasing activities, we recognized $1.5 million in lease modification, impairment, and related charges for the fiscal year ended January 29, 2022. See Note 5, “Leases,” to our consolidated financial statements for further information. We did not incur any lease modification, impairment, and related charges in the fiscal year ended January 30, 2021.

Restructuring and Related Charges
Restructuring and related charges are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Restructuring and related charges	$—	$6,768	$(6,768)	(100%)
Restructuring and related charges decreased by $6.8 million for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021 as we did not incur any restructuring and related charges in the fiscal year ended January 29, 2022.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Interest income and other income (expense), net	$(2)	$(642)	$640	(100%)
Interest income and other income (expense), net, decreased by $0.6 million, or 100%, for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021. The decrease was primarily due to lower foreign currency remeasurement losses on our United Kingdom operating lease liabilities.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 29, 2022	January 30, 2021	Amount	%
Provision for income taxes	$1,174	$87	$1,087	*
Effective tax rate	(0.3%)	0.0%
__________
*Not meaningful
The provision for income taxes increased by $1.1 million for the fiscal year ended January 29, 2022 compared to the fiscal year ended January 30, 2021, primarily driven by our international operations.
Non-GAAP Financial Measures
We review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Non-GAAP gross profit	$310,205	$174,525	$71,549
Non-GAAP gross margin	72%	70%	60%
Non-GAAP loss from operations	$(114,078)	$(177,147)	$(219,609)
Non-GAAP operating margin	(27)%	(71)%	(183)%
Non-GAAP net loss	$(115,254)	$(177,876)	$(217,015)
Adjusted free cash flow	$(179,738)	$(189,552)	$(216,107)
Adjusted free cash flow margin	(42)%	(76)%	(180)%

Limitations and Reconciliations of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. In addition, adjusted free cash flow does not reflect our future contractual commitments or the total increase or decrease of our cash balance for a given period. All of these limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit plus stock-based compensation expense-related charges, including employer taxes on employee equity transactions, included in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit as a percentage of total revenue. We use non-GAAP gross profit and non-GAAP gross margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Gross profit	$303,861	$174,512	$71,543
Add:
Stock-based compensation expense-related charges (1)	6,344	13	6
Non-GAAP gross profit	$310,205	$174,525	$71,549
Non-GAAP gross margin	72%	70%	60%
__________
(1)Stock-based compensation expense-related charges included approximately $0.3 million of employer taxes on employee equity transactions for the fiscal year ended January 29, 2022.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations, or non-GAAP operating loss, as loss from operations plus stock-based compensation expense-related charges, including employer taxes on employee equity transactions, compensation expense resulting from tender offers, lease modification, impairment, and related charges, and restructuring and related charges. Non-GAAP operating margin is defined as non-GAAP operating loss as a percentage of total revenue. We use non-GAAP loss from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Loss from operations	$(353,848)	$(209,479)	$(227,818)
Add:
Stock-based compensation expense-related charges (1)	238,238	25,564	2,868
Compensation expense in connection with 2019 tender offer (2)	—	—	5,341
Lease modification, impairment, and related charges	1,532	—	—
Restructuring and related charges	—	6,768	—
Non-GAAP loss from operations	$(114,078)	$(177,147)	$(219,609)
Non-GAAP operating margin	(27)%	(71)%	(183)%
__________
(1)Stock-based compensation expense-related charges included approximately $9.5 million of employer taxes on employee equity transactions for the fiscal year ended January 29, 2022.
(2)Compensation expense in connection with 2019 tender offer was included in the following line items of our consolidated statements of operations and comprehensive loss as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cost of revenue	$—	$—	$—
Research and development	—	—	2,836
Sales and marketing	—	—	1,099
General and administrative	—	—	1,406
Total compensation expense in connection with 2019 tender offer	$—	$—	$5,341
Non-GAAP Net Loss
We define non-GAAP net loss as net loss excluding stock-based compensation expense-related charges, including employer taxes on employee equity transactions, compensation expense resulting from tender offers, lease modification, impairment, and related charges, and restructuring and related charges. We use non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net loss to our GAAP net loss for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net loss	$(355,024)	$(210,208)	$(225,224)
Add:
Stock-based compensation expense-related charges	238,238	25,564	2,868
Compensation expense in connection with 2019 tender offer	—	—	5,341
Lease modification, impairment, and related charges	1,532	—	—
Restructuring and related charges	—	6,768	—
Non-GAAP net loss	$(115,254)	$(177,876)	$(217,015)

Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin
We define adjusted free cash flow as net cash used in operating activities less cash used for purchases of property and equipment, plus non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, which we expect to be completed in fiscal year 2023, net of tenant allowances. Adjusted free cash flow margin is calculated as adjusted free cash flow as a percentage of total revenue. We believe that adjusted free cash flow and adjusted free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of adjusted free cash flow to net cash used in operating activities for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net cash used in operating activities	$(171,481)	$(171,769)	$(192,525)
Purchase of property and equipment	(19,353)	(32,102)	(29,990)
Purchase of property and equipment for build-out of corporate office facilities	11,096	14,319	6,408
Adjusted free cash flow	$(179,738)	$(189,552)	$(216,107)
Adjusted free cash flow margin	(42)%	(76)%	(180)%
Net cash used in investing activities	$(20,035)	$(32,202)	$(29,990)
Net cash provided by financing activities	$701,644	$401,974	$295,853
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our IPO, which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $921.0 million as of January 29, 2022. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
As of January 29, 2022, our principal sources of liquidity were cash and cash equivalents of $921.2 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of three months or less, when purchased.
Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solution, the timing and extent of spending to support our efforts to develop our Connected Operations Cloud, and the expansion of sales and marketing activities. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Net cash used in operating activities	$(171,481)	$(171,769)	$(192,525)
Net cash used in investing activities	$(20,035)	$(32,202)	$(29,990)
Net cash provided by financing activities	$701,644	$401,974	$295,853

Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenses, sales and marketing expenses, connected device costs, third-party cloud and cellular infrastructure expenses, and overhead expenses. We have generated negative cash flows from operations in each of the past three fiscal years, and have supplemented working capital through net proceeds from the sale of equity securities.
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, non-cash operating lease costs, depreciation and amortization of property and equipment, and changes in operating assets and liabilities during each period.
Cash used in operating activities was $171.5 million for the fiscal year ended January 29, 2022. This consisted of a net loss of $355.0 million, adjusted for non-cash charges of $247.3 million, and changes in our operating assets and liabilities of $63.7 million. The non-cash charges were primarily comprised of stock-based compensation expense of $228.7 million, depreciation and amortization of $10.4 million, bad debt expense of $7.4 million, and lease modification, impairment, and related charges of $1.5 million.
Cash used in operating activities was $171.8 million for the fiscal year ended January 30, 2021. This consisted of a net loss of $210.2 million, adjusted for non-cash charges of $53.1 million, and changes in our operating assets and liabilities of $14.6 million. The non-cash charges were primarily comprised of stock-based compensation expense of $25.6 million, depreciation and amortization of $10.7 million, operating lease-costs of $6.4 million, and bad debt expense of $9.4 million.
Investing Activities
Cash used in investing activities was $20.0 million for the fiscal year ended January 29, 2022, which primarily consisted of capital expenditures for additional office facilities.
Cash used in investing activities was $32.2 million for the fiscal year ended January 30, 2021, which primarily consisted of capital expenditures for additional office facilities.
Financing Activities
Cash provided by financing activities was $701.6 million for the fiscal year ended January 29, 2022, which primarily consisted of $846.7 million of net proceeds from the IPO and $1.4 million of net proceeds from exercises of stock options, partially offset by $141.7 million of tax payments related to the net share settlement of equity awards and $4.1 million in payments of offering costs.
Cash provided by financing activities was $402.0 million for the fiscal year ended January 30, 2021, which primarily consisted of $399.8 million of net proceeds from the issuance of convertible preferred stock and $2.4 million of proceeds from exercises of stock options.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of January 29, 2022. For additional discussion on our leases and other commitments, refer to Notes 5, “Leases,” and 6, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP.
We believe that the following accounting policies involve a high degree of judgment and complexity. These are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for a description of our other significant accounting policies. The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.

Revenue Recognition
Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
We determine revenue recognition through the following steps:
1.identification of the contract, or contracts, with a customer;
2.identification of the performance obligations in the contract;
3.determination of the transaction price;
4.allocation of the transaction price to the performance obligations in the contract; and
5.recognition of revenue when, or as, we satisfy a performance obligation.
We offer subscriptions to access our Connected Operations Cloud. Customers subscribe to one or more Applications on our Connected Operations Cloud which includes data that is primarily provided by various proprietary connected device access points, including telematic sensors, gateways, and cameras. Our Connected Operations Cloud and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period.
Determining whether the subscriptions to our Connected Operations Cloud and the connected device access points are considered distinct performance obligations that should be accounted for separately or as a combined performance obligation requires significant judgment. We determined that the subscription and connected device access points fulfill a single promise to the customer because the Connected Operations Cloud and connected devices are interdependent and interrelated to maintaining the intended utility of the subscription over the contractual term. In reaching this conclusion, we considered the context of the contract and the nature of our promise to provide the customer with actionable real-time business insights to manage their operations. Specifically, our connected devices, including the embedded proprietary firmware, are updated continuously by our Connected Operations Cloud using artificial intelligence (“AI”) and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, our Connected Operations Cloud then utilizes this data to deliver actionable real-time business insights that are promised to our customers throughout the term of their subscription to Applications on the Connected Operations Cloud. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer.
The combined performance obligation is satisfied over time, as we continually provide access to and fulfill our obligation to the customer over the subscription term. Accordingly, the fixed consideration related to the combined performance obligation is recognized on a straight-line basis over the contract term, beginning on the date that access to the Connected Operations Cloud or specified application and connected device is provided.
Our subscription contracts generally are non-cancelable and non-refundable, transfer title to the connected device to the customer upon shipment, provide access to the platform for a contractual term of three to five years, and are invoiced monthly, quarterly, annually, or in advance.
Connected Device Costs
We capitalize connected device costs associated with subscription contracts as contract fulfillment costs where the connected device is not distinct from other undelivered obligations in the customer contract. These costs are directly related to customer contracts and are expected to be recoverable and enhance the resources used to satisfy the undelivered performance obligations in those contracts. These contract fulfillment costs are amortized over a period of benefit of five years. Determining the period of benefit requires judgment for which we take into consideration the expected life of the connected device, the connected device’s warranty period, past experience with customers, the duration of our relationships with our customers, and other available information.

Deferred Commissions
Sales commissions paid to our sales force and the related payroll taxes, as well as commissions paid to referral partners, are considered incremental and recoverable costs of obtaining a contract with a customer. We evaluate whether costs should be deferred based on sales compensation plans and if the commissions are incremental and would not have been incurred absent the execution of the customer contract. As a result of changes to the Company’s sales compensation strategies during the fiscal year ended January 30, 2021, the sales commissions paid on the initial and renewal contracts were no longer commensurate and we therefore began to amortize sales commissions paid on the initial contract over an expected period of benefit, which we have determined to be approximately five years. Determining the period of benefit including renewal term and renewal rate requires judgment for which we take into consideration our customer contracts and the duration of our relationships with our customers and the life of our technology. Commissions paid upon the renewal of a contract are amortized as expense ratably over the renewal term.
Prior to the changes in sales compensation strategies, the sales commissions for renewals of customer contracts were commensurate with the commission paid for the acquisition of the initial contract. Accordingly, commissions paid on both initial contracts and renewals were amortized as expense ratably over the term of the non-cancelable initial or renewed customer contract to which they related, in proportion to the pattern of recognition of the related revenue.
Stock-Based Compensation
We measure compensation expense for all stock-based awards based on the estimated fair values on the date of grant. Our stock-based awards include stock options and RSUs. The fair value of employee stock options is determined using the Black-Scholes option-pricing model using various inputs, including the fair value of our common stock, estimates of expected volatility, term, risk-free rate, and future dividends. We recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
The fair value of RSUs granted after our IPO is based on the closing price of our Class A common stock on the date of grant. The fair value of RSUs granted prior to our IPO is determined at the grant date by our Board of Directors. Our RSUs have a service condition and RSUs granted prior to our IPO were also subject to a liquidity event vesting condition, which was satisfied on the completion of our IPO. For RSUs granted after our IPO, we recognize compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years. Following the closing of our IPO in December 2021, we began recording stock-based compensation expense for RSUs with a performance condition using the accelerated attribution method, based on the grant-date fair value of the RSUs.
Common Stock Valuations
Prior to our IPO, given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation, our Board of Directors determined the best estimate of fair value of our common stock exercising reasonable judgment and considering numerous objective and subjective factors. These factors included:
•contemporaneous valuations of our common stock performed by independent third-party specialists;
•the prices, rights, preferences, and privileges of our convertible preferred stock relative to those of our common stock;
•the prices of common or preferred stock sold to third-party investors by us and in secondary transactions or repurchased by us;
•lack of marketability of our common stock;
•our actual operating and financial performance;
•current business conditions and projections;
•hiring of key personnel and the experience of our management;
•the history of the company and the introduction of new products;
•our stage of development;
•likelihood of achieving a liquidity event, such as an IPO or a merger or acquisition of our company given prevailing market conditions;
•the market performance of comparable publicly traded companies; and
•the U.S. and global capital market conditions.

In valuing our common stock, the enterprise value of our business was determined using various valuation approaches. Application of these approaches involved the use of estimates, judgments and assumptions that are highly complex and subjective. Changes in any or all of these estimates and assumptions or the relationships between those assumptions would have impacted our valuations as of each valuation date and may have had a material impact on the valuation of our common stock.
After the completion of the IPO, the fair value of our Class A common stock is determined based on the New York Stock Exchange closing price on the date of grant.
JOBS Act Accounting Election
We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Pursuant to Section 107 of the JOBS Act, we have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
Interest Rate Risk
As of January 29, 2022, we had $921.2 million of cash and cash equivalents. In addition, we had $23.1 million of restricted cash primarily due to outstanding letters of credit. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of January 29, 2022, we do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material impact on our consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. A substantial majority of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
SAMSARA INC.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Samsara Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Samsara Inc. and its subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 29, 2022, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
San Francisco, California
March 30, 2022
We have served as the Company’s auditor since 2018.

SAMSARA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	January 29, 2022	January 30, 2021
Assets
Current assets:
Cash and cash equivalents	$921,218	$399,887
Accounts receivable, net	81,987	42,248
Inventories	33,067	13,674
Connected device costs, current	52,519	26,059
Other current assets	11,376	9,321
Total current assets	1,100,167	491,189
Restricted cash	23,092	34,422
Property and equipment, net	36,772	57,655
Operating lease right-of-use assets	134,427	133,121
Connected device costs, non-current	141,292	81,459
Deferred commissions	117,757	86,937
Other assets, non-current	14,422	1,850
Total assets	$1,567,929	$886,633
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$54,705	$19,400
Accrued expenses and other current liabilities	31,835	14,571
Accrued compensation and benefits	27,107	12,549
Deferred revenue, current	203,185	143,109
Operating lease liabilities, current	21,447	22,313
Total current liabilities	338,279	211,942
Deferred revenue, non-current	110,501	106,463
Operating lease liabilities, non-current	123,513	150,961
Other liabilities, non-current	6,689	1,003
Total liabilities	578,982	470,369
Commitments and contingencies (Note 6)
Convertible preferred stock, $0.0001 par value—zero and 205,638,256 shares authorized, issued, and outstanding as of January 29, 2022 and January 30, 2021, respectively (aggregate liquidation value of $0 and $939,497 as of January 29, 2022 and January 30, 2021, respectively)	—	949,067
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value—400,000,000 shares authorized, zero shares issued and outstanding as of January 29, 2022; zero shares authorized, issued, and outstanding as of January 30, 2021	—	—
Class A common stock, $0.0001 par value—4,000,000,000 and 513,000,000 shares authorized as of January 29, 2022 and January 30, 2021, respectively; 77,144,718 shares issued and outstanding as of January 29, 2022, and zero shares issued and outstanding as of January 30, 2021	6	—
Class B common stock, $0.0001 par value—600,000,000 and 513,000,000 shares authorized as of January 29, 2022 and January 30, 2021, respectively; 428,331,442 shares issued and outstanding as of January 29, 2022, and 245,985,471 shares issued and outstanding as of January 30, 2021	23	1
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized, zero shares issued and outstanding as of January 29, 2022; zero shares authorized, issued, and outstanding as of January 30, 2021	—	—
Additional paid-in capital	1,909,964	33,122
Accumulated other comprehensive loss	(96)	—
Accumulated deficit	(920,950)	(565,926)
Total stockholders’ equity (deficit)	988,947	(532,803)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$1,567,929	$886,633
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Revenue	$428,345	$249,905	$119,865
Cost of revenue	124,484	75,393	48,322
Gross profit	303,861	174,512	71,543
Operating expenses
Research and development (1)	205,125	99,738	70,466
Sales and marketing (1)	291,209	202,262	181,556
General and administrative (1)	159,843	75,223	47,339
Lease modification, impairment, and related charges	1,532	—	—
Restructuring and related charges	—	6,768	—
Total operating expenses	657,709	383,991	299,361
Loss from operations	(353,848)	(209,479)	(227,818)
Interest income and other income (expense), net	(2)	(642)	2,934
Loss before provision for income taxes	(353,850)	(210,121)	(224,884)
Provision for income taxes	1,174	87	340
Net loss	$(355,024)	$(210,208)	$(225,224)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	(96)	—	—
Comprehensive loss	$(355,120)	$(210,208)	$(225,224)
Basic and diluted net loss per share:
Net loss per share attributable to our common stockholders, basic and diluted	$(1.28)	$(0.92)	$(0.98)
Weighted-average shares used in computing net loss per share attributable to our common stockholders, basic and diluted	277,543,471	239,281,696	230,426,896
__________
(1)Excludes accelerated depreciation expense in connection with the lease modification as described in Note 5, “Leases.”
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Fiscal Years Ended February 1, 2020 and January 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at February 3, 2019	142,352,273	$239,729	239,259,321	$—	$5,438	$—	$(120,870)	$(115,432)
Issuance of Series F convertible preferred stock, net of issuance costs	21,246,007	299,888	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	3,593,673	—	803	—	—	803
Vesting of early exercised stock options	—	—	—	—	1,025	—	—	1,025
Tender offer	—	—	(1,325,751)	—	(5,002)	—		(5,002)
Repurchase of restricted common stock	—	—	(314,275)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,868	—	—	2,868
Net loss	—	—	—	—	—	—	(225,224)	(225,224)
Balance at February 1, 2020	163,598,280	$539,617	241,212,968	$—	$5,132	$—	$(346,094)	$(340,962)
Issuance of Series F convertible preferred stock, net of issuance costs	36,163,421	399,826	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	4,926,086	1	1,562	—	—	1,563
Vesting of early exercised stock options	—	—	—	—	864	—	—	864
Deemed dividend on Series F convertible preferred stock	5,876,555	9,624	—	—	—	—	(9,624)	(9,624)
Repurchase of restricted common stock	—	—	(153,583)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	25,564	—	—	25,564
Net loss	—	—	—	—	—	—	(210,208)	(210,208)
Balance at January 30, 2021	205,638,256	$949,067	245,985,471	$1	$33,122	$—	$(565,926)	$(532,803)

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED
(In thousands, except share data)

	Fiscal Year Ended January 29, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 30, 2021	205,638,256	$949,067	245,985,471	$1	$33,122	$—	$(565,926)	$(532,803)
Conversion of convertible preferred stock to common stock upon initial public offering (“IPO”)	(205,638,256)	(949,067)	205,638,256	21	949,046	—	—	949,067
Issuance of Class A common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	38,546,882	4	840,041	—	—	840,045
Issuance of common stock for settlement of restricted stock units (“RSUs”)	—	—	18,586,259	2	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(6,228,543)	—	(143,434)	—	—	(143,434)
Issuance of common stock upon exercise of stock options	—	—	2,962,665	1	1,509	—	—	1,510
Vesting of early exercised stock options	—	—	—	—	551	—	—	551
Repurchase of restricted common stock	—	—	(14,830)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	229,134	—	—	229,134
Other comprehensive loss	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	(355,024)	(355,024)
Balance at January 29, 2022	—	$—	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Operating activities
Net loss	$(355,024)	$(210,208)	$(225,224)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,388	10,738	4,320
Stock-based compensation expense	228,723	25,564	2,868
Bad debt expense	7,422	9,447	227
Non-cash operating lease costs	(824)	6,374	11,385
Lease modification, impairment, and related charges	1,532	—	—
Other non-cash charges	32	965	—
Changes in operating assets and liabilities:
Accounts receivable, net	(47,049)	(14,140)	(10,911)
Inventories	(19,393)	2,843	(7,620)
Other current assets	(1,426)	1,624	(7,028)
Connected device costs	(86,293)	(44,184)	(41,296)
Deferred commissions	(30,821)	(21,327)	(33,390)
Other assets, non-current	(12,327)	110	(474)
Accounts payable and other liabilities	69,926	16,250	11,560
Deferred revenue	64,001	35,160	95,422
Operating lease liabilities, net	(348)	9,015	7,636
Net cash used in operating activities	(171,481)	(171,769)	(192,525)
Investing activities
Purchase of property and equipment	(19,353)	(32,102)	(29,990)
Investing other	(682)	(100)	—
Net cash used in investing activities	(20,035)	(32,202)	(29,990)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	846,682	—	—
Payment of taxes related to net share settlement of equity awards	(141,747)	—	—
Proceeds from issuance of common stock in connection with equity compensation plans	1,210	1,624	736
Proceeds from early exercise of stock options	154	753	261
Repurchase of restricted common stock	(5)	(61)	(30)
Tender offer	—	—	(5,002)
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	399,826	299,888
Payment of deferred offering costs	(4,105)	—	—
Payment of principal on finance leases	(545)	(168)	—
Net cash provided by financing activities	701,644	401,974	295,853
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(127)	—	—
Net increase in cash, cash equivalents, and restricted cash	510,001	198,003	73,338
Cash, cash equivalents, and restricted cash, beginning of period	434,309	236,306	162,968
Cash, cash equivalents, and restricted cash, end of period	$944,310	$434,309	$236,306
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$467	$31	$1
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$162	$—	$6,762
Stock option exercises in transit	$146	$—	$—
Unpaid offering cost	$2,532	$—	$—
Vesting of early exercised stock options	$551	$864	$1,024
Series F convertible preferred stock deemed dividend	$—	$9,624	$—
See accompanying notes to consolidated financial statements.

SAMSARA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Samsara Inc. (“Samsara”) and its subsidiaries (collectively, the “Company”) are the pioneers of the Connected Operations Cloud, which allows businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable business insights and improve their operations. Samsara was incorporated in Delaware in 2015 as Samsara Networks Inc. and changed its name to Samsara Inc. in February 2021. Samsara’s principal executive offices are located at 350 Rhode Island Street, 4th Floor, South Building, San Francisco, California 94103.
Initial Public Offering (“IPO”)
On December 17, 2021, the Company completed its IPO, in which it issued and sold 35,000,000 shares of its Class A common stock at the public offering price of $23.00 per share, resulting in net proceeds of $768.8 million after deducting underwriting discounts and commissions. On January 13, 2022, the underwriters exercised their option to purchase an additional 3,546,882 shares of the Company’s Class A common stock at the public offering price of $23.00 per share, resulting in total issued shares of 38,546,882. This option exercise closed on January 19, 2022, resulting in additional net proceeds to the Company of $77.9 million after deducting underwriting discounts and commissions.
In December 2021, prior to the IPO, 2,062,725 outstanding shares of the Company’s convertible preferred stock were voluntarily converted into an equivalent number of shares of Class A common stock on a one-to-one basis. In connection with the IPO, the remaining outstanding shares of the Company’s convertible preferred stock automatically converted into an aggregate of 203,575,531 shares of the Company’s Class B common stock.
Deferred offering costs consist primarily of accounting, legal, and other fees related to the Company’s IPO. Upon completion of the IPO, $6.6 million of deferred offering costs incurred were presented in stockholders’ equity as a reduction of the IPO proceeds.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. The fiscal years ended January 29, 2022 and January 30, 2021 both consisted of 52 weeks. Every sixth fiscal year is a 53-week year. Fiscal year 2024 is the Company’s next 53-week fiscal year, with the fourth quarter consisting of 14 weeks.
Principles of Consolidation—The consolidated financial statements include the accounts of Samsara and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates—The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the fair value of stock-based awards, internal-use software development costs, sales return reserve, accrued liabilities and contingencies, depreciation and amortization periods, lease modification, impairment, and related charges, restructuring and related charges, and accounting for income taxes. Actual results could materially differ from the estimates and assumptions made.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. The Company has experienced, and may continue to experience, an adverse impact on certain parts of its business, including a lengthening in the sales cycle for some prospective customers and delays in the delivery of products, professional services and training to customers. As certain customers or partners experience downturns or uncertainty in their own business operations or revenue resulting from COVID-19, they may continue to decrease or delay their spending, request pricing discounts, or seek renegotiations of their contracts, any of which may result in decreased revenue and cash receipts for the Company in future periods. In addition, the Company may experience customer losses, including due to bankruptcy or customers ceasing operations, which may result in an inability to collect accounts receivable from these customers. The full extent to which the COVID-19 pandemic, including any new virus strains or mutations, will directly or indirectly impact the Company’s business, results of operations, cash flows, and financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted.

Given the uncertainty regarding the length, severity, and ability to combat the COVID-19 pandemic, the Company cannot reasonably estimate the impact on its future results of operations, cash flows, or financial condition. As of the date of issuance of the consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, its judgments, or the carrying value of its assets or liabilities. These estimates may change as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known. Actual results could differ from those estimates, and any such differences may be material to the Company’s consolidated financial statements.
Cash, Cash Equivalents, and Restricted Cash—The Company considers all highly liquid investments with an original maturity of three months or less, when purchased, to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of January 29, 2022 and January 30, 2021, cash and cash equivalents consist of cash deposited with banks and money market funds.
Restricted cash as of January 29, 2022 and January 30, 2021 consists of letters of credit secured as collateral on the Company’s office space leases. Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	January 29, 2022	January 30, 2021
Cash and cash equivalents	$921,218	$399,887
Restricted cash	23,092	34,422
Total cash, cash equivalents, and restricted cash	$944,310	$434,309
Accounts Receivable—Accounts receivable consist of current trade receivables from customers and are recorded at their net realizable value. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past-due balances. Management evaluates all accounts periodically, and an allowance for doubtful accounts may be established based on specific identification using the best facts available and reevaluated and adjusted as additional information is received. An allowance for doubtful accounts balance of $4.4 million and $3.2 million was recorded as of January 29, 2022 and January 30, 2021, respectively. During the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, the Company recorded a charge of $7.4 million, $9.5 million, and $0.2 million, respectively, to operations, and wrote-off $6.2 million, $6.5 million, and an immaterial amount, respectively, against the allowance. The increase in allowance for doubtful accounts from January 30, 2021 to January 29, 2022 primarily resulted from increased billings due to the growth of contracts with new and existing customers and based on the Company’s analysis of customer data.
Inventories—Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company’s inventory consists of finished goods and management assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.
Property and Equipment, Net—Property and equipment, net, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of five years for computers, office equipment, purchased software, and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operating expenses on the consolidated statements of operations and comprehensive loss.

Leases—The Company determines if an arrangement is a lease at inception or modification. The Company evaluates the lease terms to determine whether the lease will be accounted for as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities and non-current operating lease liabilities on the Company’s consolidated balance sheet. ROU assets represent the Company’s right to use an underlying asset over the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company does not include any anticipated lease incentives in the recognition of an ROU asset, but rather records the incentive upon receipt. The carrying amount of ROU assets and operating lease liabilities is remeasured if there is a modification, a change in the lease term, or a change in the assessment to purchase the underlying asset. As most of the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company’s accounting for lease terms will include options to extend the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recorded on the Company’s consolidated balance sheet. The Company’s lease agreements do not contain any residual value guarantees and lease expense is recognized on a straight-line basis over the lease term.
The Company accounts for lease terminations when a lease is no longer legally binding and the Company no longer has the right to control the use of the asset. When the conditions for a lease termination are met, the Company recognizes the lease termination by removing the ROU asset and the operating lease liability from its consolidated balance sheet, with a gain or loss recognized for the difference.
Revenue Recognition—The Company generates revenue from subscriptions to access its cloud-hosted platform whereby the customer is charged a per subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of the Company’s cloud-based Applications via mobile app(s) or website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “IoT devices”), support services delivered over the term of the arrangement and warranty coverage. The Company’s arrangements are generally sold as non-cancelable subscriptions and have contract terms typically for three to five years in length. The Company determines revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer—A contract with a customer exists when (i) the Company enters into an enforceable contract with a customer that defines each party’s rights regarding the goods or services to be transferred and identifies the payment terms related to these goods or services, (ii) the contract has commercial substance, and (iii) the Company determines that collection of substantially all consideration for goods or services that are transferred is probable based on the customer’s intent and ability to pay the promised consideration. The Company’s contracts are typically evidenced through a signed Company quote or a customer purchase order and Company quote. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation.
•Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. The Company has determined that its integrated solution represents a combined performance obligation as the cloud-based Applications and connected devices, individually, are not distinct within the context of customer contracts because they are highly interdependent and interrelated. In reaching this conclusion, the Company considered the context of the contract and the nature of its promise to provide the customer with actionable real-time business insights to manage their operations. Specifically, the Company’s connected devices, including the embedded proprietary firmware, are updated continuously by its Connected Operations Cloud using artificial intelligence (“AI”) and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, the Company’s Connected Operations Cloud then utilizes this data to deliver actionable real-time business insights that are promised to its customers throughout the term of their subscription to Applications on the Connected Operations Cloud. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer. Additionally, the Company has certain accessories sold in connection with its integrated sensor solution, which have been determined to be separate performance obligations.

•Determination of the transaction price—The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods or services to the customer. Such amounts are stated within the customer contracts.
•Allocation of the transaction price to the performance obligations in the contract—If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. The Company determines SSP based on the price at which the performance obligation is sold separately. If the SSP is not observable through past transactions, the Company estimates the SSP taking into consideration available information, such as market conditions and internally approved pricing guidelines related to the performance obligations.
•Recognition of revenue when or as the Company satisfies a performance obligation—The Company satisfies substantially all of its performance obligations over time. Specifically, the combined cloud-based application and connected device performance obligation and related support services and warranty coverage represent stand-ready performance obligations provided throughout the term the customer has access to the platform. Revenue recognition commences ratably when control of the services is transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services over the contractual term.
Other revenue is earned through the sale of replacement gateways, sensors and cameras, as well as related shipping and handling fees, credit card processing fees, and professional services.
Revenue consists of the following (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Subscription revenue	$418,980	$245,481	$116,992
Other revenue	9,365	4,424	2,873
Total revenue	$428,345	$249,905	$119,865
Deferred Revenue—Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue primarily consists of prepayments made by customers for future periods and, to a lesser extent, the unearned portion of monthly-billed subscription fees. A portion of customer contracts is paid in advance for the full, multi-year term. Additionally, the Company enables its customers to prepay all, or part, of their contractual obligations monthly, quarterly, or annually. As a result, the deferred revenue balance does not represent the total contract value of all multi-year, non-cancelable subscription agreements. The current portion of deferred revenue represents the amount that is expected to be recognized within one year of the consolidated balance sheet date.
The deferred revenue balance as of January 30, 2021 and February 1, 2020 was $249.6 million and $211.1 million, respectively. The Company recognized $143.1 million and $94.1 million of revenue during the fiscal years ended January 29, 2022 and January 30, 2021, respectively, from beginning deferred revenue balances as of January 30, 2021 and February 1, 2020, respectively. The deferred revenue balance as of January 29, 2022 was $313.7 million.
Remaining performance obligations (“RPO”) represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of January 29, 2022, the Company’s RPO was $1,055.5 million. The Company expects to recognize revenue on approximately $499.7 million over the next 12 months, with the remaining balance recognized thereafter.
Cost of Revenue—Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, and operational costs consisting of employee-related costs, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.

Costs to Obtain and Fulfill a Contract
Deferred Commissions—The Company capitalizes commissions paid to sales employees and the related payroll taxes, as well as commissions paid to referral partners, when customer contracts are signed. These costs are recorded as deferred commissions on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans and if the commissions are incremental and would not have been incurred absent the execution of the customer contract. As a result of changes to the Company’s sales compensation strategies during the fiscal year ended January 30, 2021, the sales commissions paid on the initial and renewal contracts were no longer commensurate and the Company therefore began to amortize sales commissions paid on the initial contract over an expected period of benefit, which the Company has determined to be approximately five years. The Company has determined the period of benefit by taking into consideration its customer contracts and the duration of its relationships with its customers and the life of its technology. Commissions paid upon the renewal of a contract are amortized as expense ratably over the renewal term.
Prior to the changes in sales compensation strategies, the sales commissions for renewals of customer contracts were commensurate with the commission paid for the acquisition of the initial contract. Accordingly, commissions paid on both initial contracts and renewals were amortized as expense ratably over the term of the non-cancelable initial or renewed customer contract to which they related, in proportion to the pattern of recognition of the related revenue. Total deferred commissions as of January 29, 2022 and January 30, 2021 was $117.8 million and $86.9 million, respectively.
Commission costs capitalized during the fiscal years ended January 29, 2022 and January 30, 2021, totaled $76.7 million and $54.1 million, respectively. Amortization of deferred commissions during the fiscal years ended January 29, 2022 and January 30, 2021 totaled $45.9 million and $33.8 million, respectively, and is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss.
Connected Devices—For typical sales arrangements, the Company capitalizes the cost of connected devices sold to customers upon shipment and the capitalized cost is recorded as connected device costs on the Company’s consolidated balance sheet. Total connected device costs, current and non-current as of January 29, 2022 and January 30, 2021 was $193.8 million and $107.5 million, respectively. Additions to connected device costs during the fiscal years ended January 29, 2022 and January 30, 2021, totaled $127.3 million and $64.2 million, respectively.
Connected device costs are amortized over a period of benefit of five years. The Company determined the period of benefit by taking into consideration the expected life of the connected device, the connected device’s warranty period, past experience with customers, the duration of the Company’s relationships with its customers, and other available information. Amortization of these costs totaled $39.9 million and $20.0 million for the fiscal years ended January 29, 2022 and January 30, 2021, respectively, and is included in cost of revenue on the consolidated statements of operations and comprehensive loss.
Research and Development—Research and development costs are charged to expense as incurred. Research and development costs consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and amortization of property and equipment used in research and development, other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting used in research and development, and an allocation of the Company’s general overhead expenses. The Company continues to focus its research and development efforts on adding new features and products, and increasing the functionality and enhancing the ease of use of its existing products. The Company capitalizes the portion of its internal-use software development costs that meets the criteria for capitalization.
Internal-Use Software Development Costs—The Company capitalizes qualifying internal-use software development costs related to its Connected Operations Cloud. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the software development stage. Capitalization of costs begins when three criteria are met: (1) the preliminary development efforts are successfully completed, (2) management has authorized and committed project funding, and (3) it is probable that the project will be completed and the software will be used as intended. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all substantial testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized costs are included in property and equipment, net, on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is two years, on a straight-line basis, which represents the manner in which the expected benefit will be derived. The amortization of costs related to the software is primarily included in cost of revenue on the consolidated statements of operations and comprehensive loss.
Advertising and Promotional Costs—Advertising and promotional costs, which are expensed as incurred and included in sales and marketing expense, were $41.9 million and $39.9 million for the fiscal years ended January 29, 2022 and January 30, 2021, respectively.

Impairment of Long-Lived Assets—Long-lived assets are evaluated for impairment at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. When such events or changes in circumstances occur, the Company assesses the recoverability of long-lived assets or an asset group by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets.
The Company recognized $1.9 million in impairment charges during the fiscal year ended January 29, 2022 in “Lease modification, impairment, and related charges” on the consolidated statements of operations and comprehensive loss and no impairment charges were recorded on any long-lived assets during the fiscal year ended January 30, 2021.
Stock-Based Compensation—The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of grant. The Company’s stock-based awards include stock options and restricted stock units (“RSUs”). RSUs granted by the Company prior to its IPO had service and liquidity event vesting conditions while stock options, as well as RSUs granted subsequent to its IPO, only have a service vesting condition. The Company accounts for forfeitures as they occur.
Prior to the Company’s IPO, the absence of an active market for the Company’s common stock also required the Company’s Board of Directors, which includes members who possess extensive business, finance and venture capital experience, to determine the fair value of its common stock for purposes of granting stock options and RSUs. The Company obtained contemporaneous third-party valuations to assist the Board of Directors in determining the fair value of the Company’s common stock.
The fair value of employee stock options has been determined using the Black-Scholes option-pricing model using various inputs, including the fair value of the Company’s common stock, estimates of expected volatility, expected term, risk-free rate, and future dividends. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.
For RSUs granted prior to the Company’s IPO, expense was recognized when the liquidity event vesting condition was satisfied upon the effective date of the Company’s IPO. At that date, cumulative stock-based compensation expense using the graded vesting method for those RSUs for which the service condition had been satisfied prior to the liquidity event was recognized and the remaining expense will be thereafter recognized over the remaining vesting period of the award under a graded vesting method. For RSUs granted subsequent to its IPO, the Company recognizes the expense on a straight-line basis, over the requisite service period, which is generally a vesting period over four years.
The contractual term of the Company’s stock options and RSUs granted prior to its IPO is 10 years and seven years, respectively.
Restructuring and Related Charges—Costs associated with management-approved restructuring activities, including reductions in headcount, are recognized when they are communicated and include employee termination benefits. The Company records a liability for employee termination benefits when management has communicated the termination plan to employees and all of the following conditions have been met: management, having the authority to approve the action, commits to a plan of termination; the plan identifies the number of employees to be terminated, their job classifications and their locations, and the expected completion date; the plan establishes the terms of the benefit arrangement in sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are involuntarily terminated; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Restructuring and related charges are recognized as an operating expense within the consolidated statements of operations and comprehensive loss.
Income Taxes—The Company utilizes the liability method of accounting for income taxes under which deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount more likely than not to be realized.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than 50% of being realized upon ultimate settlement with a taxing authority.
The Company recognizes interest and penalties related to income tax positions as a component of income tax expense.
Translation of Foreign Currencies—The Company predominantly uses the U.S. dollar as its functional currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. We recognize gains and losses from such remeasurements within “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss in the period of occurrence.
Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of accumulated other comprehensive loss on the consolidated balance sheets.
Net Loss Per Share Attributable to Common Stockholders—Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Prior to the automatic conversion of all series of its convertible preferred stock outstanding into Class B common stock upon the completion of the IPO, the Company considered all series of its convertible preferred stock to be participating securities. Under the two-class method, the net loss attributable to common stockholders is not allocated to the convertible preferred stock as the holders of its convertible preferred stock do not have a contractual obligation to share in the Company’s losses.
Net loss is attributed to common stockholders and participating securities based on their participation rights. Basic earnings per share attributable to common stockholders is computed by dividing the earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, employee stock purchase plan, and convertible preferred stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, and Class C common stock are identical, except with respect to voting and converting rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock and the resulting basic and diluted net loss per share attributable to common stockholders are, therefore, the same for all classes of Samsara’s common stock on both an individual and combined basis.
Fair Value Measurements—Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows the established framework for measuring fair value in accordance with US GAAP.
Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company’s cash and cash equivalents are held on deposit with creditworthy domestic institutions. The Company invests its excess cash in low-risk, highly liquid money market funds. The Company has not experienced losses in such accounts.
The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or a change in financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company also considers broader factors in evaluating the sufficiency of its allowances for doubtful accounts, including the length of times receivables are past due, significant one-time events, and historical experience.

No customer accounted for greater than 10% of the Company’s total revenue for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of January 29, 2022 and January 30, 2021.
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Eligible participants may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company provides dollar-for-dollar matching contributions of each participant’s contributions up to a maximum of 4% of the participant’s eligible compensation under this plan, and participants vest immediately in all contributions.
Commitments and Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Recently Adopted Accounting Pronouncements—In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The Company early adopted this update on February 2, 2020. There was no material impact on the Company’s consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (Topic 740), which simplifies accounting for income taxes by removing certain exceptions to the general principles and amending existing guidance to improve consistent application. The Company early adopted this update on January 31, 2021. There was no material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted—In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this update provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. This guidance is effective for the Company for its fiscal year beginning January 29, 2023. Early adoption is permitted. The standard requires a modified retrospective method of adoption. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
3.    Fair Value Measurements
The Company reports all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
Level 1—Observable inputs that reflect quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2—Observable inputs other than quoted prices in active markets for identical assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Inputs that are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.
The level in the fair value hierarchy within which a fair value measurement in its entirety falls is based on the lowest-level input that is significant to the fair value measurement in its entirety.
The consolidated financial statements as of January 29, 2022 and January 30, 2021 do not include any nonrecurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of January 29, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$866,364	$—	$—	$866,364
Restricted cash—letters of credit	23,092	—	—	23,092
Total	$889,456	$—	$—	$889,456

	As of January 30, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$109,053	$—	$—	$109,053
Restricted cash—letters of credit	34,422	—	—	34,422
Total	$143,475	$—	$—	$143,475
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the fiscal year ended January 29, 2022 and fiscal year ended January 30, 2021.
4.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	January 29, 2022	January 30, 2021
Gross property and equipment
Computers, equipment, and software	$834	$508
Leasehold improvements	24,752	43,004
Furniture and fixtures	16,854	17,302
Internal-use software development costs (1)	16,152	11,116
Total gross property and equipment	58,592	71,930
Accumulated depreciation and amortization (2)	(21,820)	(14,275)
Property and equipment, net	$36,772	$57,655
__________
(1)The Company’s internal-use software development costs included $0.4 million of stock-based compensation costs for the fiscal year ended January 29, 2022 and an insignificant amount of stock-based compensation costs for the fiscal year ended January 30, 2021. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Capitalized internal-use software development costs	$5,035	$5,221	$2,943
Amortization expense	$3,332	$2,815	$2,068
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	January 29, 2022	January 30, 2021
Internal-use software development costs, net	$6,747	$5,044

(2)The following table presents the depreciation and amortization of property and equipment, excluding the accelerated depreciation expense of $29.7 million recorded in connection with the lease modification, which is included in “Lease modification, impairment, and related charges” during the fiscal year ended January 29, 2022, included on the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Depreciation and amortization expense	$10,388	$10,738	$4,320
5.    Leases
The Company leases office space under operating lease agreements that are non-cancelable (subject to limited termination rights). These leases have remaining lease terms ranging from one year to 10 years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities, and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.
On September 8, 2021, the Company filed a lawsuit against the landlord of a corporate office facility to enforce the termination of the related facility lease, resulting in a modification of the lease to reduce the remaining lease term from the modification date through October 30, 2021, the date the Company fully vacated the premises. As a result of the modification, the Company remeasured its operating lease liability and ROU asset, resulting in a reduction of the operating lease liability of $98.9 million and related ROU asset of $68.9 million, with a corresponding gain of $30.0 million. The Company reduced the estimated useful lives of the fixed assets associated with the facility consistent with the revised lease term, which resulted in accelerated depreciation expense of $29.7 million through October 30, 2021. The gain on lease modification and related accelerated depreciation expense were recorded in “Lease modification, impairment, and related charges” on the consolidated statements of operations and comprehensive loss for the fiscal year ended January 29, 2022.
The Company also impaired and ceased using other leased office spaces for which the Company recorded $1.9 million of expense in “Lease modification, impairment, and related charges” for the fiscal year ended January 29, 2022.
The components of operating lease expense were as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Operating lease cost	$24,146	$23,612	$22,148
Short-term lease cost	253	1,949	1,747
Sublease income	(188)	—	—
Total lease cost	$24,211	$25,561	$23,895
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$24,970	$17,238	$10,762
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$20,816	$1,136	$98,374
During the fiscal year ended January 29, 2022, the Company recorded two additional operating lease which resulted in an ROU asset of $91.3 million, offset by a reduction of ROU assets associated with the lease modification and impairment of $70.5 million.

	As of
	January 29, 2022	January 30, 2021
Weighted-average remaining lease term—operating leases (in years)	7.1	7.7
Weighted-average discount rate—operating leases	4.38%	2.32%

Future minimum lease payments included in the measurement of operating lease liabilities as of January 29, 2022 were as follows (in thousands):

Fiscal Years Ending	Amount
2023	$27,120
2024	27,236
2025	27,233
2026	20,202
2027	14,236
2028 and thereafter	56,268
Total future minimum lease payments (1)	172,295
Less: imputed interest	(27,336)
Total operating lease liabilities .	$144,960
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to facility leases for our corporate office facilities in San Francisco, California, as well as other offices for our local operations. The table above does not reflect obligations under contracts that we can cancel without a significant penalty, our option to exercise early termination rights, or the payment of related early termination fees.
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current” and “Other liabilities, non-current” as the amounts were immaterial as of January 29, 2022 and January 30, 2021.
6.    Commitments and Contingencies
Operating Leases—See Note 5, “Leases,” for the maturities of operating lease liabilities as of January 29, 2022.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by its suppliers and contract manufacturers.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 29, 2022 were as follows (in thousands):

Fiscal Years Ending	Amount
2023	$212,505
2024	17,241
2025	233
2026	—
2027	—
Total (1)	$229,979
__________
(1)As of January 29, 2022, our non-cancelable purchase commitments primarily pertained to contractual arrangements with software-as-a-service subscription providers and purchase orders based on current inventory needs fulfilled by our suppliers and contract manufacturers. The purchase commitments end on various dates that extend into 2025. These purchase commitments were not recorded as liabilities on the consolidated balance sheet as of January 29, 2022, as we had not yet received the related services or goods.
Letters of Credit—In addition to the contractual obligations set forth above, as of January 29, 2022 and January 30, 2021, we had $23.1 million and $34.4 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of January 29, 2022 were also not material.
Lease-Related Litigation—In March 2019, the Company signed a lease agreement with RREEF America REIT II Corp. YYYY (“Landlord”) for certain premises located at 2 Henry Adams, San Francisco, California (the “Premises”). As described in Note 5, “Leases,” in September 2021, the Company sued the Landlord in San Francisco Superior Court to enforce its right to terminate the lease and to recover damages on the grounds that the Premises were never adequately delivered to the Company. The Landlord countersued the Company for allegedly breaching the lease. On October 30, 2021, the Company vacated the Premises. On November 17, 2021, the landlord unlawfully drew down the remaining $8.7 million letter of credit, which we accounted for as a receivable in “Other assets, non-current.” The outcome of this matter is subject to ongoing litigation and is uncertain at this time.
Indemnification—In the normal course of business, the Company may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties, to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, or claims that the Company’s products infringe the intellectual property rights of other parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.
7.    Convertible Preferred Stock
In May 2020, the Company consummated the Extension Series F Preferred Stock Agreement with existing and new shareholders (“the Series F extension”). As part of the Series F extension, the Company sold 36,163,421 additional shares of Series F convertible preferred stock at a purchase price of $11.0609 for net proceeds of $399.8 million. As part of the Series F extension, each previously outstanding share of Series F convertible preferred stock was subdivided into 1.276595937 shares of Series F convertible preferred stock without further consideration. As a result, the adjusted number of shares associated with the Series F initial offering is 27,122,562 and the Company concluded a preferred stock modification had occurred as a result of the incremental shares issued without consideration. To determine the value transferred as a result of the modification, the Company compared the fair value of the Series F convertible preferred stock previously outstanding immediately prior to the modification and the fair value of the adjusted Series F convertible preferred stock immediately after the convertible preferred stock modification using an option-pricing model. The difference between the fair values was $9.6 million and was recorded as a deemed dividend that increased the carrying value of Series F convertible preferred stock, as well as accumulated deficit. Income available to common stockholders used to determine net loss per share was reduced by the deemed dividend.
Effective in January 2021, the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) designated and authorized the Company to issue up to 205,638,256 shares of convertible preferred stock with a par value of $0.0001 per share. Immediately prior to this amendment, the Company was authorized to issue up to 205,638,256 shares of convertible preferred stock with a par value of $0.0001 per share.

Each share of Series A, Series B, Series C, Series D, Series E, and Series F convertible preferred stock was convertible into one share of Class B common stock. In December 2021, prior to the IPO, 2,062,725 outstanding shares of the Company’s convertible preferred stock were voluntarily converted into an equivalent number of shares of Class A common stock on a one-to-one basis. Upon completion of Samsara’s IPO in December 2021, the remaining outstanding shares of the Company’s convertible preferred stock, totaling 203,575,531 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. We recognized the $949.0 million in excess over par of the carrying value upon conversion to additional paid-in capital as of January 29, 2022. As of January 29, 2022, there were no shares of convertible preferred stock issued and outstanding.
The following table summarizes the Company’s convertible preferred stock as of January 30, 2021 (in thousands, except share and per share data):

	As of January 30, 2021
	Shares
	Authorized	Issued and Outstanding	Issuance Date	Issuance Price Per Share	Liquidation Amount	Carrying Value
Series A	67,940,880	67,940,880	May 2015	$0.3680	$24,497	$24,907
Series B	19,841,556	19,841,556	December 2016, April 2017	$0.7560	15,000	14,952
Series C	27,886,502	27,886,502	June 2017	$1.4344	40,000	39,952
Series D	14,288,799	14,288,799	March 2018	$3.4992	50,000	49,956
Series E	12,394,536	12,394,536	December 2018 – January 2019	$8.8749	110,000	109,960
Series F	63,285,983	63,285,983	September 2019, May 2020	$11.0609	700,000	709,340
Total convertible preferred stock	205,638,256	205,638,256			$939,497	$949,067
8.    Equity
Preferred Stock—Prior to the IPO, the Company’s Certificate of Incorporation authorized the issuance of up to 205,638,256 shares of preferred stock with a par value of $0.0001 per share with rights and preferences, including voting rights. 67,940,880 shares of the authorized preferred stock were designated as Series A preferred stock. 19,841,556 shares of the authorized preferred stock were designated as Series B preferred stock. 27,886,502 shares of the authorized preferred stock were designated as Series C preferred stock. 14,288,799 shares of the authorized preferred stock were designated as Series D preferred stock. 12,394,536 shares of the authorized preferred stock were designated as Series E preferred stock. 63,285,983 shares of the authorized preferred stock were designated as Series F preferred stock.
In December 2021, in connection with the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 400,000,000 shares of preferred stock with a par value of $0.0001 per share.
Common Stock—The Company’s Certificate of Incorporation reclassified each share of common stock issued and outstanding as of January 13, 2021 into one share of Class B common stock. Following this reclassification, each outstanding option or convertible security that was previously exercisable for, convertible into, or exchangeable for common stock became exercisable for, convertible into, or exchangeable for Class B common stock. The Certificate of Incorporation also authorized the issuance of up to 1,026,000,000 shares of common stock with a par value of $0.0001 per share, consisting of 513,000,000 shares of Class A common stock and 513,000,000 shares of Class B common stock. As a result of this amendment, effective in January 13, 2021, the Company had two classes of authorized common stock: Class A common stock and Class B common stock.
In December 2021, in connection with the IPO, the Company filed its Amended and Restated Certificate of Incorporation, which authorized the issuance of up to 5,800,000,000 shares of common stock with a par value of $0.0001 per share, consisting of 4,000,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 1,200,000,000 shares of Class C common stock. As a result of this amendment, effective upon completion of the IPO on December 17, 2021, the Company has three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock.

The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are substantially identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock.
Each share of Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of Class A common stock. All shares of Class B common stock will be converted into shares of Class A common stock following the earliest to occur of (i) the date specified by the affirmative vote or consent of (a) the holders of a majority of the outstanding Class B common stock and (b) each of Mr. Biswas and Mr. Bicket to the extent he (together with his permitted assigns) then holds at least 25% of the Class B common stock held by him and his permitted assigns immediately prior to the completion of our IPO and is not then deceased or disabled; (ii) nine months following the death or disability of the later to die or become disabled of Messrs. Biswas and Bicket, which period may be extended to 18 months upon the consent of a majority of the independent directors then in office; and (iii) such date fixed by the Company’s Board of Directors following the date that the total number of shares of Class B common stock held by Messrs. Biswas and Bicket (together with their permitted assigns) equals less than 25% of the Class B common stock held by them immediately prior to the completion of the Company’s IPO.
Shares of Class C common stock have no voting rights, except as otherwise required by law, and each share will convert into one share of the Company’s Class A common stock, following the conversion or exchange of all outstanding shares of Class B common stock into shares of the Company’s Class A common stock and upon the date or time specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class. Subject to preferences that may apply to any shares of convertible preferred stock outstanding at the time, the holders of Class A common stock, Class B common stock, and Class C common stock are entitled to receive dividends out of funds legally available if the Board of Directors, in its discretion, determines to issue dividends and then only at the times and in the amounts that the Board of Directors may determine.
As of January 29, 2022, there were 77,144,718, 428,331,442, and 0 shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 30, 2021, there were no, 245,985,471, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of January 29, 2022 and January 30, 2021, as follows:

	As of
	January 29, 2022	January 30, 2021
Convertible preferred stock	—	205,638,256
2015 Equity Incentive Plan:
Options outstanding	8,628,071	11,671,342
RSUs outstanding	29,452,103	32,419,934
Shares available for future grants	—	3,019,110
2021 Equity Incentive Plan:
RSUs outstanding	3,123,995	—
Shares available for future grants	54,050,260	—
2021 Employee Stock Purchase Plan:
Shares available for future issuance	10,200,000	—
Total shares of common stock reserved for future issuance	105,454,429	252,748,642
Employee Compensation Plans
2015 Equity Incentive Plan—In February 2015, the Company adopted the Samsara Inc. 2015 Equity Incentive Plan (the “2015 Plan”) pursuant to which the Board of Directors may grant incentive stock options and nonstatutory stock options to purchase shares of the Company’s common stock, restricted stock awards, stock appreciation rights, and RSUs. In September 2020, the 2015 Plan was amended and restated to reserve 105,712,797 shares of common stock for issuance, and was again amended in January 2021 to reflect the dual class structure of the Company’s common stock. In February 2021, the 2015 Plan was amended and restated to reserve 120,712,797 shares of Class B common stock for issuance. Stock options must be granted with an exercise price not less than the stock’s fair market value at the date of grant. Stock options generally vest over a four-year period starting from the date specified in each agreement. In connection with the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”) in December 2021, the 2015 Plan was terminated with respect to the issuance of future awards.

2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the IPO. A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. As of January 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future grants is 54,050,260.
Options—A summary of the stock options activity under the 2015 Plan during the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of February 2, 2019	15,484,420	$0.35	8.5	$45,459
Granted	2,764,657	$3.51
Exercised	(3,593,673)	$0.31
Forfeited, canceled, or expired	(678,335)	$0.49
Balance as of February 1, 2020	13,977,069	$0.98	7.8	$63,153
Granted	3,051,280	$7.59
Exercised	(4,926,086)	$0.56
Forfeited, canceled, or expired	(430,921)	$0.38
Balance as of January 30, 2021	11,671,342	$2.91	7.6	$88,184
Exercised	(2,962,665)	$0.44
Forfeited, canceled, or expired	(80,606)	$0.61
Balance as of January 29, 2022	8,628,071	$3.77	6.9	$111,170
Exercisable as of January 29, 2022	5,827,059	$2.45	6.2	$82,782
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
There were no stock options granted during the fiscal year ended January 29, 2022. The weighted-average grant-date fair value of stock options granted during the fiscal years ended January 30, 2021 and February 1, 2020 was $4.08 and $1.46 per share, respectively. The intrinsic value of stock options exercised during the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 was $48.1 million, $48.8 million, and $18.3 million, respectively.
Stock-based compensation expense for stock option awards to employees totaled $5.2 million, $25.6 million, and $2.9 million for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively. The Company recognized $0.8 million, $0, and $0 income tax benefit on the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements during the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020.
As of January 29, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $9.7 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 years.

RSUs—RSUs granted prior to the IPO had both a service condition and a performance condition. Stock-based compensation expense is only recognized for RSUs for which both the service condition and performance condition have been met. The service condition for these awards is generally satisfied over four years. The performance condition is satisfied upon the occurrence of a qualifying liquidity event, defined as the earlier of a successful IPO or acquisition (as defined in the 2015 Plan). Prior to the IPO, the Company did not record expense on RSUs as a liquidity event upon which vesting is contingent was not probable of occurring. Following the closing of the IPO in December 2021, the Company began recording stock-based compensation expense for these RSUs using the accelerated attribution method, based on the grant-date fair value of the RSUs. Upon the IPO, 18.6 million RSUs vested, and 6.2 million shares of common stock were withheld to meet the related tax withholding requirements. For the fiscal year ended January 29, 2022, the Company recognized stock-based compensation expense of $221.7 million associated with such RSUs. RSUs granted after the IPO only have a service condition, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 2, 2019	7,122,710	$1.46
Granted	13,332,643	$4.51
Forfeited	(1,502,212)	$3.02
Balance as of February 1, 2020	18,953,141	$3.48
Granted	17,494,895	$7.24
Forfeited	(4,028,102)	$3.93
Balance as of January 30, 2021	32,419,934	$5.45
Granted	21,917,372	$13.50
Vested	(18,586,259)	$5.13
Forfeited	(3,174,949)	$7.73
Balance as of January 29, 2022	32,576,098	$10.83
As of January 29, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $238.9 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.9 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock initially were reserved for future sale under the 2021 ESPP. In addition, the number of shares of the Company’s Class A common stock are increased by any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future sale under the 2021 ESPP on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 ESPP.
The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lower of the fair market value of a share of the Company’s Class A common stock on the enrollment date or on the exercise date. The enrollment date means the first trading day of each offering period, and the exercise date means the last trading day of each purchase period. Offering periods are generally twelve months long, commencing on the first trading day on or after June 11 and December 11 of each year and terminating on the last trading day on or before June 10 and December 10. The first offering period began on the first trading day on or after the Company’s registration date, which was December 15, 2021, and is scheduled to end on the last trading day on or before December 10, 2022, and the second offering period is scheduled to commence on the first trading day on or after June 11, 2022. Purchase periods are generally six months long, commencing on the first trading day after one exercise date and ending with the next exercise date. The first purchase period began on the first trading day on or after the registration date, which was December 15, 2021, and will end on the last trading day on or before June 10, 2022, and the second purchase period will commence on the first trading day on or after June 11, 2022 and terminate on the last trading day on or before December 10, 2022.
Stock-based compensation expense recognized for the 2021 ESPP totaled $1.4 million for the fiscal year ended January 29, 2022. For the fiscal year ended January 29, 2022, there were no purchases of shares under the 2021 ESPP.

As of January 29, 2022, unrecognized stock-based compensation expense related to the 2021 ESPP for employees that are expected to vest was approximately $11.0 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over the remaining term of the first offering period of 0.9 years.
Early Exercise of Stock Options—Certain stock options granted under the 2015 Plan provide option holders the right to elect to exercise unvested stock options in exchange for restricted common stock. Such unvested restricted shares are subject to a repurchase right held by the Company at the original issuance price in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the awards vest. These repurchase terms are considered to be a forfeiture provision. The cash received from option holders for exercises of unvested stock options is treated as a refundable deposit shown as a liability in the Company’s consolidated balance sheets and reclassified to additional paid-in capital as the Company’s repurchase right lapses.
As of January 29, 2022 and January 30, 2021, there were 138,710 and 1,454,528 unvested early exercised shares outstanding, respectively, which remain subject to repurchase. The liability related to such shares was $0.4 million and $0.9 million as of January 29, 2022 and January 30, 2021, respectively.
Employee Stock Options Valuation—The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal years ended January 30, 2021 and February 1, 2020 were as follows:

	Fiscal Year Ended
	January 30, 2021	February 1, 2020
Fair value of underlying common stock	$8.30	$3.70
Expected volatility	50.1%	35.1%
Expected term (years)	6.0	5.9
Risk-free interest rate	0.4%	2.28%
Expected dividend yield	—%	—%
Since the Company’s stock was not publicly traded during the fiscal year ended January 30, 2021, the expected volatility was based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies. As permitted under authoritative guidance, due to the limited amount of stock option exercises, the Company used the simplified method to compute the expected term for stock options granted to employees. The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock options granted. The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.
Employee Stock Purchase Plan Valuation—The Company estimates the fair value of shares to be issued under the 2021 ESPP based on a combination of options valued using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted-average assumptions used to estimate the fair value of shares to be issued under the 2021 ESPP which were granted during the fiscal year ended January 29, 2022 were as follows:

	Purchase Period 1	Purchase Period 2
Market price of underlying common stock	$27.00	$27.00
Look-back price	$23.00	$23.00
Expected volatility	52.0%	52.2%
Expected term (years)	0.5	1.0
Risk-free interest rate	0.1%	0.3%
Expected dividend yield	—%	—%
Market price of underlying common stock—The fair value of the Company’s Class A common stock is determined by the closing price, on the date of grant, of its Class A common stock, which is traded on the New York Stock Exchange.

Look-back price—For the first offering period, which began in December 2021, the 2021 ESPP shares were offered to the employees with a look-back price of the IPO price.
Expected volatility—Since the Company’s stock was not publicly traded for most of the fiscal year ended January 29, 2022, the expected volatility was based on the historical and implied volatility of similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies.
Expected term (years)—The first offering period began in December 2021 and has two purchase periods. Awards under purchase period one have an expected term from December 22, 2021 to June 10, 2022 (0.47 years) and awards under purchase period two have an expected term from December 22, 2021 to December 10, 2022 (0.97 years).
Risk-free interest rate—The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock-based award.
Expected dividend yield—The expected dividend assumption is based on the Company’s current expectations about its anticipated dividend policy.
2020 Third-Party Tender Offer—In September 2020, the Company facilitated a tender offer for the purchase of shares of the Company’s common stock, including shares underlying then-unexercised vested options, by new and existing third-party investors, at a purchase price of $11.06 per share. To be eligible to participate in the tender offer, participants must have been then current or former employees of the Company. Such employees could elect to tender up to a total share amount equal to 15% of their total vested equity awarded. The total number of vested shares sold was 5,557,007 for total gross seller proceeds of $61.5 million. The purchase price per share in the tender offer was in excess of the fair value of the Company’s common stock at the time of the transaction. As a result, during the fiscal year ended January 30, 2021, the Company recorded the excess of the purchase price above fair value and related tax accrual of $19.9 million as stock-based compensation expense.
Stock-Based Compensation Expense—Stock-based compensation expense was as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021(1)	February 1, 2020
Cost of revenue	$6,043	$13	$6
Research and development	98,282	13,783	818
Sales and marketing	59,478	6,947	1,064
General and administrative	64,920	4,821	980
Total stock-based compensation expense	$228,723	$25,564	$2,868
__________
(1)Stock-based compensation expense for the fiscal year ended January 30, 2021 includes stock-based compensation expense resulting from the 2020 third-party tender offer.
9.    Net Loss Per Share, Basic and Diluted
For purposes of calculating net loss per share, the Company continues to use the two-class method. As Class A, Class B, and Class C common stock have identical liquidation and dividend rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net loss per share are the same for all classes of Samsara’s common stock on both an individual and combined basis and therefore are presented together.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Numerator:
Net loss	$(355,024)	$(210,208)	$(225,224)
Add: Deemed dividend on Series F convertible preferred stock	—	(9,624)	—
Net loss attributable to common stockholders	(355,024)	(219,832)	(225,224)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	277,543,471	239,281,696	230,426,896
Net loss per share attributable to common stockholders, basic and diluted	$(1.28)	$(0.92)	$(0.98)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Convertible preferred stock	—	205,638,256	163,598,280
Outstanding stock options	8,628,071	11,671,342	13,977,069
RSUs	32,576,098	32,419,934	18,953,141
ESPP	15,889	—	—
Total antidilutive securities	41,220,058	249,729,532	196,528,490
10.    Income Taxes
Loss before provision for income taxes consisted of the following for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
United States	$(363,472)	$(210,405)	$(226,664)
Foreign	9,864	284	1,440
Loss before provision for income taxes	$(353,608)	$(210,121)	$(225,224)
The components of the provision for income taxes consists of the following for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020 (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Current:
U.S. Federal	$—	$—	$—
State and local	53	112	1
Foreign	82	275	339
Total current tax expense	135	387	340
Deferred:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	1,039	(300)	—
Total deferred tax expense	1,039	(300)	—
Total provision for income taxes	$1,174	$87	$340

Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Changes in income taxes resulting from:
State taxes, net of federal benefit	5.3%	2.6%	2.2%
Foreign income taxed at different rates	0.3%	0.0%	0.0%
Federal research and development credits	1.1%	0.9%	1.0%
Stock-based compensation	14.0%	—%	—%
Tax on foreign earnings	(0.2%)	—%	—%
Permanent differences	(0.2)%	(1.6)%	(0.7)%
Change in valuation allowance	(39.7)%	(23.4)%	(22.5)%
Other	(1.9%)	0.5%	(1.2)%
Total tax (provision) benefit	(0.3%)	0.0%	(0.2)%
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below (in thousands):

	As of
	January 29, 2022	January 30, 2021
Deferred tax assets:
Net operating loss carryforwards	$283,180	$134,583
Tax credit carryforwards	10,153	6,030
Operating lease liability	34,431	40,652
Stock-based compensation	23,523	1,193
Deferred revenue	26,052	27,288
Accruals and reserves	4,277	2,960
Total deferred tax assets	381,616	212,706
Valuation allowance	(270,788)	(130,601)
Deferred tax assets, net of valuation allowance	110,828	82,105
Deferred tax liabilities:
Property and equipment	(2,548)	(3,811)
Deferred commissions	(26,297)	(19,453)
Deferred connected device costs	(46,731)	(25,627)
Operating lease right-of-use assets	(31,822)	(31,167)
Accruals	(4,169)	(1,747)
Total deferred tax liabilities	(111,567)	(81,805)
Net deferred tax assets	$(739)	$300
The provisions of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of January 29, 2022 and January 30, 2021, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realized for U.S. federal and states. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and states. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and states. For foreign jurisdictions, the Company does not have a valuation allowance against its deferred tax assets, after considering both the positive and negative evidence.
During the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, the Company’s valuation allowance increased by $140.2 million, $49.1 million, and $50.9 million, respectively.

As of January 29, 2022, the Company had U.S. federal, California, and other state net operating loss (“NOL”) carryforwards of approximately $1,185.0 million, $185.8 million, and $503.5 million, respectively.
Of the U.S. federal NOL carryforwards $52.2 million, if not utilized, will begin to expire in 2036 and $1,132.8 million will carryforward indefinitely. The California and other state NOL carryforwards will begin to expire in 2024, if not utilized.
As of January 29, 2022, the Company’s U.S. federal and California research and development credit carryforwards were $7.5 million and $6.8 million, respectively, and the Company’s Georgia job tax credit carryforwards were $2.1 million. These are available to offset future income taxes. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2036, while the California credit carryforwards have no expiration date. The Georgia credit carryforwards, if not utilized, will begin to expire in 2030.
A limitation may apply to the use of the NOL and credit carryforwards, under provisions of the Internal Revenue Code of 1986, as amended, and similar state tax provisions that are applicable if the Company experiences an “ownership change.” The Company has not performed a study to determine if a change in ownership has occurred.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. Changes in tax laws or rates are accounted for in the period of enactment. The income tax provisions of the CARES Act did not have a significant impact on the Company’s current taxes, deferred taxes, or uncertain tax positions.
Uncertain Tax Positions
The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. It also provides guidance on the recognition, measurement, classification and interest and penalties related to uncertain tax positions. A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
Unrecognized tax benefits, beginning balance	$6,809	$5,917	$407
Gross increases for tax positions taken in prior years	88	152	4,201
Gross decreases for tax positions taken in prior years	—	(172)	—
Gross increases for tax positions taken in current year	1,919	912	1,309
Unrecognized tax benefits, ending balance	$8,816	$6,809	$5,917
The unrecognized tax benefits for the fiscal years ended January 29, 2022 and January 30, 2021, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had no interest and penalties accrued as of January 29, 2022 and January 30, 2021. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. All periods since inception are subject to examination by U.S. federal, state, and foreign authorities, where applicable. There are currently no pending income tax examinations.
11.    Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s users (in thousands):

	Fiscal Year Ended
	January 29, 2022	January 30, 2021	February 1, 2020
United States	$384,240	$230,479	$113,664
Other (1)	44,105	19,426	6,201
Total revenue	$428,345	$249,905	$119,865
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	January 29, 2022	January 30, 2021
United States	$160,310	$177,587
Other (1)	10,889	13,189
Total long lived assets, net	$171,199	$190,776
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total long-lived assets, net, for any period presented.
12.    Restructuring and Related Charges
During the second fiscal quarter of 2021, the Company initiated and completed certain restructuring activities in order to reduce its overall cost structure in response to the economic challenges and uncertainty resulting from the COVID-19 pandemic and its impact on the Company’s business. This restructuring plan was approved by the Company’s management and communicated to the Company’s employees in May 2020. The plan included a workforce reduction of approximately 300 employees, primarily in the sales, marketing, and engineering organizations.
Restructuring and related charges incurred under this plan consisted of $6.8 million in severance and related termination costs, including salary and other compensation payments to the employees during their post-notification retention period, as well as associated outplacement services, and were paid as of January 30, 2021.
The Company had no restructuring activities during the fiscal year ended January 29, 2022.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K.
Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the quarter covered by this report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended January 29, 2022 (the “2022 Proxy Statement”).
Item 10. Directors, Executive Officers and Corporate Governance
Our board of directors has adopted a code of conduct that applies to all employees, including officers and directors, including our principal executive officer, principal financial officer, and other executive and senior financial officers. The full text of our Code of Conduct is published on our Investor Relations website at investors.samsara.com under “Governance.” We will post any amendments to our Code of Conduct, or waivers of its requirements, on our website.
The remaining information required by this item is incorporated herein by reference to the 2022 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as a part of this Annual Report on Form 10-K:
(a)Consolidated Financial Statements
The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(b)Financial Statement Schedules
The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
(c)Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, as currently in effect.	S-1	333-261204	3.4	11/19/2021

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-261204	4.1	11/19/2021

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 13, 2021.	S-1	333-261204	4.2	11/19/2021

4.3*	Description of Capital Stock of Samsara Inc.

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-261204	10.1	12/6/2021

10.2+	Samsara Inc. 2015 Equity Incentive Plan and related form agreements.	S-1	333-261204	10.3	11/19/2021

10.3+	Samsara Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-261204	10.4	12/6/2021

10.4+	Samsara Inc. Executive Incentive Compensation Plan.	S-1/A	333-261204	10.6	12/6/2021

10.5+	Samsara Inc. Executive Change in Control and Severance Plan.	S-1	333-261204	10.7	11/19/2021

10.6+	Employment letter between the registrant and Sanjit Biswas.	S-1	333-261204	10.8	11/19/2021

10.7+	Employment letter between the registrant and John Bicket.	S-1	333-261204	10.9	11/19/2021

10.8+	Employment letter between the registrant and Kiren Sekar.	S-1	333-261204	10.10	11/19/2021

21.1	List of subsidiaries of the registrant.	S-1	333-261204	21.1	11/19/2021

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signatures page).

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

+	Indicates management contract or compensatory plan.

#	The certifications attached as Exhibit 32.1 and 32.2 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA INC.

Date: March 30, 2022	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjit Biswas, John Bicket, Dominic Phillips, and Adam Eltoukhy, and each one of them, as their true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjit Biswas	Chief Executive Officer and Director	March 30, 2022
Sanjit Biswas	(Principal Executive Officer)

/s/ Dominic Phillips	Chief Financial Officer	March 30, 2022
Dominic Phillips	(Principal Financial and Accounting Officer)

/s/ John Bicket	Director	March 30, 2022
John Bicket

/s/ Marc Andreessen	Director	March 30, 2022
Marc Andreessen

/s/ Sue Bostrom	Director	March 30, 2022
Sue Bostrom

/s/ Jonathan Chadwick	Director	March 30, 2022
Jonathan Chadwick

/s/ Ann Livermore	Director	March 30, 2022
Ann Livermore

/s/ Hemant Taneja	Director	March 30, 2022
Hemant Taneja

/s/ Susan L. Wagner	Director	March 30, 2022
Susan L. Wagner