Form 10-Q
period 2022-04-30
Samsara Inc.
filed 2022-06-08
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of June 1, 2022, there were 90,532,340 shares of the registrant’s Class A common stock, 418,669,609 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

		Page
	Special Note Regarding Forward-Looking Statements	2
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of April 30, 2022 and January 29, 2022	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended April 30, 2022 and May 1, 2021	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended April 30, 2022 and May 1, 2021	6
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2022 and May 1, 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	77
Item 6.	Exhibits	78
SIGNATURES		79

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable expressions that concern our expectations, strategy, plans, or intentions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
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
Samsara Inc. (the “Company,” “Samsara,” “our” or “we”) cautions you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, levels of activity or growth, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are first made available. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q in conjunction with other documents that we file with the Securities and Exchange Commission (“SEC”) and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.
Available Information
Our website address is located at samsara.com and our investor relations website is located at investors.samsara.com. We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website, free of charge, copies of these reports and other information as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our investor relations website and our corporate blog (www.samsara.com/blog) in order to achieve broad, non-exclusionary distribution of information to the public and for complying with our disclosure obligations under Regulation FD. Except as expressly set forth in this Quarterly Report on Form 10-Q, the contents of our websites are not incorporated by reference into, or otherwise to be regarded as part of, this report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	April 30, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$859,841	$921,218
Accounts receivable, net	84,855	81,987
Inventories	41,991	33,067
Connected device costs, current	67,514	52,519
Prepaid expenses and other current assets	14,372	11,376
Total current assets	1,068,573	1,100,167
Restricted cash	23,094	23,092
Property and equipment, net	50,848	36,772
Operating lease right-of-use assets	128,396	134,427
Connected device costs, non-current	142,610	141,292
Deferred commissions	120,015	117,757
Other assets, non-current	11,424	14,422
Total assets	$1,544,960	$1,567,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,758	$54,705
Accrued expenses and other current liabilities	51,949	31,835
Accrued compensation and benefits	17,216	27,107
Deferred revenue, current	220,820	203,185
Operating lease liabilities, current	21,518	21,447
Total current liabilities	352,261	338,279
Deferred revenue, non-current	109,038	110,501
Operating lease liabilities, non-current	117,644	123,513
Other liabilities, non-current	3,601	6,689
Total liabilities	582,544	578,982
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of April 30, 2022 and January 29, 2022; zero shares issued and outstanding as of April 30, 2022 and January 29, 2022	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of April 30, 2022 and January 29, 2022; 80,386,997 and 77,144,718 shares issued and outstanding as of April 30, 2022 and January 29, 2022, respectively	6	6
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of April 30, 2022 and January 29, 2022; 428,636,573 and 428,331,442 shares issued and outstanding as of April 30, 2022 and January 29, 2022, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of April 30, 2022 and January 29, 2022; zero shares issued and outstanding as of April 30, 2022 and January 29, 2022	—	—
Additional paid-in capital	1,954,243	1,909,964
Accumulated other comprehensive income (loss)	82	(96)
Accumulated deficit	(991,938)	(920,950)
Total stockholders’ equity	962,416	988,947
Total liabilities and stockholders’ equity	$1,544,960	$1,567,929
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Revenue	$142,645	$87,731
Cost of revenue	39,618	25,629
Gross profit	103,027	62,102
Operating expenses
Research and development	40,985	23,530
Sales and marketing	87,449	52,286
General and administrative	43,742	24,884
Lease modification, impairment, and related charges	1,056	—
Total operating expenses	173,232	100,700
Loss from operations	(70,205)	(38,598)
Interest income and other income (expense), net	(60)	160
Loss before provision for income taxes	(70,265)	(38,438)
Provision for income taxes	723	—
Net loss	$(70,988)	$(38,438)
Other comprehensive loss, net of taxes:
Change in foreign currency translation adjustment	178	—
Comprehensive loss	$(70,810)	$(38,438)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.16)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	507,295,982	245,235,264
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 29, 2022	—	$—	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of restricted stock units (“RSUs”)	—	—	2,656,302	—	—	—	—	—
Issuance of common stock under equity compensation plans	—	—	891,546	—	249	—	—	249
Vesting of early exercised stock options	—	—	—	—	102	—	—	102
Repurchase of restricted common stock	—	—	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	43,928	—	—	43,928
Other comprehensive loss	—	—	—	—	—	178	—	178
Net loss	—	—	—	—	—	—	(70,988)	(70,988)
Balance at April 30, 2022	—	$—	509,023,570	$29	$1,954,243	$82	$(991,938)	$962,416

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Three Months Ended May 1, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 30, 2021	205,638,256	$949,067	245,985,471	$1	$33,122	$—	$(565,926)	$(532,803)
Issuance of common stock under equity compensation plans	—	—	899,381	—	667	—	—	667
Vesting of early exercised stock options	—	—	—	—	—	—	—	—
Repurchase of restricted common stock	—	—	(1,462)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,453	—	—	1,453
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(38,438)	(38,438)
Balance at May 1, 2021	205,638,256	$949,067	246,883,390	$1	$35,242	$—	$(604,364)	$(569,121)
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Operating activities
Net loss	$(70,988)	$(38,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,360	2,484
Stock-based compensation expense	43,612	1,453
Lease modification, impairment, and related charges	1,056	—
Other non-cash charges	2,117	2,486
Changes in operating assets and liabilities:
Accounts receivable, net	(4,790)	(9,393)
Inventories	(8,925)	(181)
Prepaid expenses and other current assets	(2,996)	1,111
Connected device costs	(16,312)	(19,159)
Deferred commissions	(2,258)	(2,840)
Other assets, non-current	2,992	(1,674)
Accounts payable and other liabilities	(10,232)	11,097
Deferred revenue	16,172	15,795
Operating lease liabilities, net	(590)	189
Net cash used in operating activities	(48,782)	(37,070)
Investing activities
Purchase of property and equipment	(10,668)	(3,508)
Net cash used in investing activities	(10,668)	(3,508)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	249	512
Proceeds from early exercise of stock options	—	132
Repurchase of restricted common stock	—	(1)
Payment of offering costs	(1,742)	(300)
Payment of principal on finance leases	(241)	(73)
Net cash provided by (used in) financing activities	(1,734)	270
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(191)	—
Net decrease in cash, cash equivalents, and restricted cash	(61,375)	(40,308)
Cash, cash equivalents, and restricted cash, beginning of period	944,310	434,309
Cash, cash equivalents, and restricted cash, end of period	$882,935	$394,001
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$79	$10
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$5,707	$—
Unpaid offering costs	$790	$1,487
Vesting of early exercised stock options	$102	$132
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, which was filed with the SEC on March 30, 2022.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 30, 2022 and the results of operations for the three months ended April 30, 2022 and May 1, 2021, and cash flows for the three months ended April 30, 2022 and May 1, 2021. The condensed consolidated balance sheet as of January 29, 2022 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Fiscal year 2023 consists of 52 weeks and fiscal year 2022 consisted of 52 weeks. Every sixth fiscal year is a 53-week year. Fiscal year 2024 is the Company’s next 53-week fiscal year, with the fourth quarter consisting of 14 weeks.
Principles of Consolidation—The condensed consolidated financial statements include the accounts of Samsara and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates—The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the fair value of stock-based awards, internal-use software development costs, sales return reserve, accrued liabilities and contingencies, depreciation and amortization periods, lease modification, impairment, and related charges, and accounting for income taxes. Actual results could materially differ from the estimates and assumptions made.
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the three months ended April 30, 2022.
Recently Adopted Accounting Pronouncements—None.

Recent Accounting Pronouncements Not Yet Adopted—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this update provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. This guidance is effective for the Company for its fiscal year beginning January 29, 2023. Early adoption is permitted. The standard requires a modified retrospective method of adoption. This new standard is not expected to have a material impact on the Company’s consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
3.    Cash, Cash Equivalents, and Restricted Cash
As of April 30, 2022 and January 29, 2022, cash and cash equivalents consist of cash deposited with banks and money market funds.
Restricted cash as of April 30, 2022 and January 29, 2022 consists of letters of credit secured as collateral on the Company’s office space leases. Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	April 30, 2022	January 29, 2022
Cash and cash equivalents	$859,841	$921,218
Restricted cash	23,094	23,092
Total cash, cash equivalents, and restricted cash	$882,935	$944,310
4.    Fair Value Measurements
The Company reports all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
The condensed consolidated financial statements as of April 30, 2022 and January 29, 2022 do not include any nonrecurring fair value measurements relating to assets or liabilities.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of April 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$807,187	$—	$—	$807,187
Restricted cash—letters of credit	23,094	—	—	23,094
Total	$830,281	$—	$—	$830,281

	As of January 29, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$866,364	$—	$—	$866,364
Restricted cash—letters of credit	23,092	—	—	23,092
Total	$889,456	$—	$—	$889,456
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the three months ended April 30, 2022 and May 1, 2021.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of April 30, 2022 and January 29, 2022 was $120.0 million and $117.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Capitalized commission costs	$14,437	$14,178
Amortization expense	12,179	11,338
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current as of April 30, 2022 and January 29, 2022 was $210.1 million and $193.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Capitalized connected device costs	$30,033	$27,066
Amortization expense	13,720	7,906

6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	April 30, 2022	January 29, 2022
Gross property and equipment
Computers and equipment	$958	$834
Leasehold improvements	39,058	24,752
Furniture and fixtures	17,421	16,854
Internal-use software development costs (1)	17,541	16,152
Total gross property and equipment	74,978	58,592
Accumulated depreciation and amortization (2)	(24,130)	(21,820)
Property and equipment, net	$50,848	$36,772
__________
(1)The Company’s internal-use software development costs included $0.4 million and an immaterial amount of stock-based compensation costs for the three months ended April 30, 2022 and May 1, 2021, respectively. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Capitalized internal-use software development costs	$1,389	$817
Amortization expense	$973	$767
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	April 30, 2022	January 29, 2022
Internal-use software development costs, net	$7,121	$6,747
(2)The following table presents the depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Depreciation and amortization expense	$2,360	$2,484
7.    Leases
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
The Company impaired and ceased using leased office spaces for which the Company recorded $1.1 million of expense in “Lease modification, impairment, and related charges” for the three months ended April 30, 2022.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Operating lease cost	$6,439	$5,812
Short-term lease cost	177	41
Sublease income	(177)	—
Total lease cost	$6,439	$5,853

Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,590	$6,516
During the three months ended April 30, 2022, the Company recorded no additional operating leases and had a reduction of right-of-use (“ROU”) assets associated with the lease impairment of $1.0 million.

	As of
	April 30, 2022	January 29, 2022
Weighted-average remaining lease term—operating leases (in years)	7.0	7.1
Weighted-average discount rate—operating leases	4.41%	4.38%
Future minimum lease payments included in the measurement of operating lease liabilities as of April 30, 2022 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2023	$20,353
2024	27,059
2025	27,056
2026	20,084
2027	14,236
2028 and thereafter	56,255
Total future minimum lease payments (1)	165,043
Less: imputed interest	(25,880)
Total operating lease liabilities	$139,163
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to facility leases for the Company’s corporate office facilities in San Francisco, California, as well as other offices for the Company’s local operations. The table above does not reflect obligations under contracts that the Company can cancel without a significant penalty, the Company’s option to exercise early termination rights, or the payment of related early termination fees.
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current” and “Other liabilities, non-current” as the amounts were immaterial as of April 30, 2022 and January 29, 2022.
8.    Deferred Revenue and Remaining Performance Obligations
Revenue Recognition—Subscription revenue is generated from subscriptions to access the Company’s Connected Operations Cloud. Subscription agreements contain multiple service elements for one or more of the Company’s cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “IoT devices”), support services delivered over the term of the arrangement and warranty coverage. The Company’s Connected Operations Cloud and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period.

Other revenue is generally recognized at a point in time and is earned through the sale of replacement gateways, sensors and cameras, as well as related shipping and handling fees, credit card processing fees, and professional services.
Revenue consists of the following (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Subscription revenue	$140,727	$85,430
Other revenue	1,918	2,301
Total revenue	$142,645	$87,731
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Deferred revenue, beginning of period	$313,686	$249,572
Deferred revenue, end of period	329,858	265,479
Revenue recognized in the period from beginning deferred revenue balance	134,518	94,986
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of April 30, 2022, the Company’s RPO was $1,101.1 million. The Company expects to recognize revenue of approximately $533.8 million over the next 12 months, with the remaining balance recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three months ended April 30, 2022 and May 1, 2021.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of April 30, 2022 and January 29, 2022.
9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of April 30, 2022.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by its suppliers and contract manufacturers. There were no material contractual obligations that were entered into during the three months ended April 30, 2022 that were outside the ordinary course of business.
Letters of Credit—As of April 30, 2022 and January 29, 2022, the Company had $23.1 million and $23.1 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of April 30, 2022 were also not material.
Lease-Related Litigation—In March 2019, the Company signed a lease agreement with a landlord for certain premises located at 2 Henry Adams, San Francisco, California (the “Premises”). In September 2021, the Company sued the landlord in San Francisco Superior Court to enforce its right to terminate the lease and to recover damages on the grounds that the Premises were never adequately delivered to the Company. The landlord countersued the Company for allegedly breaching the lease. On October 30, 2021, the Company vacated the Premises. On November 17, 2021, the landlord unlawfully drew down the remaining $8.7 million letter of credit, which the Company accounts for as a receivable in “Other assets, non-current.” The outcome of this matter is subject to ongoing litigation and is uncertain at this time.
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
10.    Equity
As of April 30, 2022, there were 80,386,997, 428,636,573, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 29, 2022, there were 77,144,718, 428,331,442, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of April 30, 2022 and January 29, 2022, as follows:

	As of
	April 30, 2022	January 29, 2022
2015 Equity Incentive Plan:
Options outstanding	7,730,214	8,628,071
RSUs outstanding	25,500,458	29,452,103
2021 Equity Incentive Plan:
RSUs outstanding	13,238,268	3,123,995
Shares available for future grants	70,507,740	54,050,260
2021 Employee Stock Purchase Plan:
Shares available for future issuance	15,254,762	10,200,000
Total shares of common stock reserved for future issuance	132,231,442	105,454,429

Employee Compensation Plans
The Company currently has two equity incentive plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2021 Equity Incentive Plan (the “2021 Plan”). The 2015 Plan was terminated in connection with the adoption of the 2021 Plan in December 2021 but continues to govern the terms of outstanding stock options and RSUs that were granted prior to the termination of the 2015 Plan. The Company no longer grants equity awards pursuant to the 2015 Plan.
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. As of April 30, 2022 and January 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future grants was 70,507,740 and 54,050,260, respectively. As of April 30, 2022, the total number of shares of the Company’s Class A common stock reserved for future grants includes the annual automatic evergreen increase of 25,273,808 shares.
Options—A summary of the stock options activity under the 2015 Plan during the three months ended April 30, 2022 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 29, 2022	8,628,071	$3.77	6.9	$111,170
Exercised	(891,546)	$0.28
Forfeited, canceled, or expired	(6,311)	$1.16
Balance as of April 30, 2022	7,730,214	$4.17	6.9	$63,073
Exercisable as of April 30, 2022	5,318,110	$3.02	6.3	$49,553
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
There were no stock options granted during the three months ended April 30, 2022 and May 1, 2021. The intrinsic value of stock options exercised was $10.8 million and $9.0 million during the three months ended April 30, 2022 and May 1, 2021, respectively.
As of April 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $8.6 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.2 years.
RSUs—RSUs granted prior to the IPO had both a service condition and a performance condition. Stock-based compensation expense is only recognized for RSUs for which both the service condition and performance condition have been met. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied upon the IPO. Prior to the IPO, the Company did not record expense on RSUs as a liquidity event upon which vesting is contingent was not probable of occurring. Following the closing of the IPO in December 2021, the Company began recording stock-based compensation expense for these RSUs using the accelerated attribution method, based on the grant-date fair value of the RSUs. RSUs granted after the IPO only have a service condition, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period.

A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the three months ended April 30, 2022 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 29, 2022	32,576,098	$10.83
Granted	10,588,909	$13.87
Vested	(2,656,302)	$7.97
Forfeited	(1,769,979)	$10.40
Balance as of April 30, 2022	38,738,726	$11.88
As of April 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $325.8 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.9 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock initially were reserved for future sale under the 2021 ESPP. In addition, the number of shares of the Company’s Class A common stock are increased by any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future sale under the 2021 ESPP on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 ESPP. As of April 30, 2022 and January 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future issuance was 15,254,762 and 10,200,000, respectively. As of April 30, 2022, the total number of shares of the Company’s Class A common stock reserved for future issuance includes the annual automatic evergreen increase of 5,054,762 shares.
The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lower of the fair market value of a share of the Company’s Class A common stock on the enrollment date or on the exercise date. The enrollment date means the first trading day of each offering period, and the exercise date means the last trading day of each purchase period. Offering periods are generally 12 months long, commencing on the first trading day on or after June 11 and December 11 of each year and terminating on the last trading day on or before June 10 and December 10. The first offering period began on the first trading day on or after the Company’s registration date, which was December 15, 2021, and is scheduled to end on the last trading day on or before December 10, 2022, and the second offering period is scheduled to commence on the first trading day on or after June 11, 2022. Purchase periods are generally six months long, commencing on the first trading day after one exercise date and ending with the next exercise date. The first purchase period began on the first trading day on or after the registration date, which was December 15, 2021, and will end on the last trading day on or before June 10, 2022, and the second purchase period will commence on the first trading day on or after June 11, 2022 and terminate on the last trading day on or before December 10, 2022.
For the three months ended April 30, 2022, there were no purchases of shares under the 2021 ESPP.
As of April 30, 2022, unrecognized stock-based compensation expense related to the 2021 ESPP for employees that are expected to vest was approximately $7.2 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over the remaining term of the first offering period of 0.6 years.
Early Exercise of Stock Options—Certain stock options granted under the 2015 Plan provide option holders the right to elect to exercise unvested stock options in exchange for restricted common stock. Such unvested restricted shares are subject to a repurchase right held by the Company at the original issuance price in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the awards vest. These repurchase terms are considered to be a forfeiture provision. The cash received from option holders for exercises of unvested stock options is treated as a refundable deposit shown as a liability in the Company’s condensed consolidated balance sheets and reclassified to additional paid-in capital as the Company’s repurchase right lapses.
As of April 30, 2022 and January 29, 2022, there were 72,146 and 138,710 unvested early exercised shares outstanding, respectively, which remain subject to repurchase. The liability related to such shares was $0.3 million and $0.4 million as of April 30, 2022 and January 29, 2022, respectively.

Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Stock options	$1,139	$1,453
RSUs	$39,311	$—
ESPP	$3,162	$—
Total stock-based compensation expense	$43,612	$1,453
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Cost of revenue	$1,704	$1
Research and development	13,670	172
Sales and marketing	14,544	188
General and administrative	13,694	1,092
Total stock-based compensation expense	$43,612	$1,453
11.    Income Taxes
The Company had an effective tax rate of (1.0)% and 0.0% for the three months ended April 30, 2022 and May 1, 2021, respectively. The Company’s provision for income taxes was $0.7 million and was immaterial for the three months ended April 30, 2022 and May 1, 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of April 30, 2022 and January 29, 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realized. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
The unrecognized tax benefits for the three months ended April 30, 2022 and May 1, 2021, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had no interest and penalties accrued as of April 30, 2022 and January 29, 2022. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. All periods since inception are subject to examination by U.S. federal, state, and foreign authorities, where applicable. There are currently no pending income tax examinations.
12.    Net Loss Per Share, Basic and Diluted
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	April 30, 2022	May 1, 2021
Numerator:
Net loss	$(70,988)	$(38,438)
Net loss attributable to common stockholders	(70,988)	(38,438)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	507,295,982	245,235,264
Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.16)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended
	April 30, 2022	May 1, 2021
Convertible preferred stock	—	205,638,256
Outstanding stock options	7,730,214	10,741,601
RSUs	38,738,726	41,361,169
ESPP	255,833	—
Total antidilutive securities	46,724,773	257,741,026
13.    Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s users (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
United States	$127,402	$79,239
Other (1)	15,243	8,492
Total revenue	$142,645	$87,731
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	April 30, 2022	January 29, 2022
United States	$168,934	$160,310
Other (1)	10,310	10,889
Total long-lived assets, net	$179,244	$171,199
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 29, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and (2) the unaudited condensed consolidated financial statements and the related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our two most recent fiscal years ended on January 29, 2022 and January 30, 2021, each of which consisted of 52 weeks.
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
We were founded in 2015 and have achieved significant growth since our inception. For our three months ended April 30, 2022 and May 1, 2021, our revenue was $142.6 million and $87.7 million, respectively, representing year-over-year growth of 63%. Our net loss was $71.0 million and $38.4 million for the three months ended April 30, 2022 and May 1, 2021, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships and we continue to make significant investments in order to grow our customer base. We estimate that for the last three fiscal years, the calculated lifetime value of our customers has exceeded eight times the associated cost of acquiring them.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	April 30, 2022	May 1, 2021
Annual recurring revenue (ARR)	$607,236	$382,102
Customers > $100,000 ARR	897	518
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
We have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate. These measures previously included a suspension of all non-essential travel and the temporary closure of all of our major offices to non-essential employees, among other measures. We have since begun to reopen our offices, have resumed employee travel, and have transitioned to a flexible workplace model.

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
In each of our past three fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. The small remaining portion of our revenue not generated from subscriptions to our Connected Operations Cloud comes from the sale of replacement IoT devices, including gateways, sensors and cameras, as well as related shipping and handling fees, and professional services.
Allocation of Overhead Costs
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
As our customers expand and increase the use of our Connected Operations Cloud driven by increased IoT devices and additional Applications, we expect our cost of revenue to remain relatively flat from year to year and may also vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
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

Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing activities, including salaries, employee benefits and stock-based compensation, and sales commissions. Sales and marketing expenses also include expenditures related to advertising, media, marketing, promotional costs, free trial expenses, brand awareness activities, business development, corporate partnerships, travel, conferences and events, outside services, and allocated overhead costs.
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
General and Administrative
General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, IT, and facilities personnel, including salaries, employee benefits and stock-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, bad debt, allocated overhead costs, and unallocated lease costs associated with unused office facilities.
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
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges consist of impairment charges related to the sublease and abandonment of facilities.
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
Results of Operations
Comparison of the Three Months Ended April 30, 2022 and May 1, 2021
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
Revenue	$142,645	$87,731	$54,914	63%
Revenue increased by $54.9 million, or 63%, for the three months ended April 30, 2022 compared to the three months ended May 1, 2021, primarily due to an increase in customer count and increased purchases by existing customers of our subscription offerings.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
Cost of revenue	$39,618	$25,629	$13,989	55%
Gross profit	$103,027	$62,102
Gross margin	72%	71%
Cost of revenue increased by $14.0 million, or 55%, for the three months ended April 30, 2022 compared to the three months ended May 1, 2021, primarily due to increased product costs of $14.4 million, which were mainly due to $6.2 million of increased amortization of deferred IoT device costs and $4.0 million of increased direct labor costs, of which $1.7 million was an increase in stock-based compensation expense. The increase in cost of revenue was also driven by increased infrastructure costs of $3.8 million associated with our product offerings.
Our gross margin increased to 72% for the three months ended April 30, 2022 compared to 71% for the three months ended May 1, 2021, mainly due to operational efficiencies.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
Research and development	$40,985	$23,530	$17,455	74%
Percentage of revenue	29%	27%
Research and development expense increased by $17.5 million, or 74%, for the three months ended April 30, 2022 compared to the three months ended May 1, 2021, primarily due to a $15.9 million increase in employee-related costs, which included a $13.5 million increase in stock-based compensation expense and a $2.4 million increase in salaries and benefits and related employer taxes driven primarily by merit increases and hiring to support our research and development organization.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
Sales and marketing	$87,449	$52,286	$35,163	67%
Percentage of revenue	61%	60%
Sales and marketing expense increased by $35.2 million, or 67%, for the three months ended April 30, 2022 compared to the three months ended May 1, 2021, primarily due to a $27.7 million increase in employee-related costs, which included a $14.4 million increase in stock-based compensation expense, a $11.9 million increase in salaries and benefits and related employer taxes primarily due to the timing of hiring to support our sales organization, and a $1.4 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $2.5 million increase in travel-related expenses and expenses relating to our conference and events, a $1.5 million increase in expenses relating to outside services, a $1.2 million increase in expenses relating to lead generation, and a $1.1 million increase in allocated overhead costs primarily due to headcount growth.

General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
General and administrative	$43,742	$24,884	$18,858	76%
Percentage of revenue	30%	28%
General and administrative expense increased by $18.9 million, or 76%, for the three months ended April 30, 2022 compared to the three months ended May 1, 2021, primarily due to a $16.0 million increase in employee-related costs, which included a $12.6 million increase in stock-based compensation expense and a $3.4 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. Our increase in general and administrative expense was also driven by a $1.8 million increase in costs related to being a public company and a $1.5 million increase in litigation-related costs.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
Lease modification, impairment, and related charges	$1,056	$—	$1,056	*
__________
*Not meaningful
Lease modification, impairment, and related charges increased by $1.1 million for the three months ended April 30, 2022 compared to the three months ended May 1, 2021.
In the first fiscal quarter of 2023, we executed a sublease for certain office space which resulted in a $1.1 million impairment to the related right-of-use asset which we recognized in lease modification, impairment, and related charges. We did not incur any lease modification, impairment, and related charges in the three months ended May 1, 2021.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
Interest income and other income (expense), net	$(60)	$160	$(220)	(138%)
Interest income and other income (expense), net, decreased by $0.2 million, or 138%, for the three months ended April 30, 2022 compared to the three months ended May 1, 2021. The decrease was primarily due to higher foreign currency remeasurement losses, partially offset by an increase in interest income due to higher interest-bearing cash balances in the three months ended April 30, 2022.

Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 30, 2022	May 1, 2021	Amount	%
Provision for income taxes	$723	$—	$723	*
Effective tax rate	(1.0%)	0.0%
__________
*Not meaningful
The provision for income taxes increased by $0.7 million for the three months ended April 30, 2022 compared to the three months ended May 1, 2021, primarily driven by the expansion of our international operations.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	April 30, 2022	May 1, 2021
Non-GAAP gross profit	$104,787	$62,103
Non-GAAP gross margin	73%	71%
Non-GAAP loss from operations	$(25,482)	$(37,145)
Non-GAAP operating margin	(18)%	(42)%
Non-GAAP net loss	$(26,265)	$(36,985)
Adjusted free cash flow	$(50,682)	$(39,964)
Adjusted free cash flow margin	(36)%	(46)%
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

	Three Months Ended
	April 30, 2022	May 1, 2021
Gross profit	$103,027	$62,102
Add:
Stock-based compensation expense-related charges (1)	1,760	1
Non-GAAP gross profit	$104,787	$62,103
Non-GAAP gross margin	73%	71%
__________
(1)Stock-based compensation expense-related charges included approximately $0.1 million of employer taxes on employee equity transactions for the three months ended April 30, 2022.
Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations, or non-GAAP operating loss, as loss from operations plus stock-based compensation expense-related charges, including employer taxes on employee equity transactions, and lease modification, impairment, and related charges. Non-GAAP operating margin is defined as non-GAAP operating loss as a percentage of total revenue. We use non-GAAP loss from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 30, 2022	May 1, 2021
Loss from operations	$(70,205)	$(38,598)
Add:
Stock-based compensation expense-related charges (1)	43,667	1,453
Lease modification, impairment, and related charges	1,056	—
Non-GAAP loss from operations	$(25,482)	$(37,145)
Non-GAAP operating margin	(18)%	(42)%
__________
(1)Stock-based compensation expense-related charges included approximately $0.1 million of employer taxes on employee equity transactions for the three months ended April 30, 2022.

Non-GAAP Net Loss
We define non-GAAP net loss as net loss excluding stock-based compensation expense-related charges, including employer taxes on employee equity transactions, and lease modification, impairment, and related charges. We use non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net loss to our GAAP net loss for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 30, 2022	May 1, 2021
Net loss	$(70,988)	$(38,438)
Add:
Stock-based compensation expense-related charges, net of applicable taxes	43,667	1,453
Lease modification, impairment, and related charges, net of applicable taxes	1,056	—
Non-GAAP net loss	$(26,265)	$(36,985)
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

	Three Months Ended
	April 30, 2022	May 1, 2021
Net cash used in operating activities	$(48,782)	$(37,070)
Purchase of property and equipment	(10,668)	(3,508)
Purchase of property and equipment for build-out of corporate office facilities	8,768	614
Adjusted free cash flow	$(50,682)	$(39,964)
Adjusted free cash flow margin	(36)%	(46)%
Net cash used in investing activities	$(10,668)	$(3,508)
Net cash provided by (used in) financing activities	$(1,734)	$270
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $991.9 million as of April 30, 2022. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
As of April 30, 2022, our principal sources of liquidity were cash and cash equivalents of $859.8 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of three months or less, when purchased.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended
	April 30, 2022	May 1, 2021
Net cash used in operating activities	$(48,782)	$(37,070)
Net cash used in investing activities	$(10,668)	$(3,508)
Net cash provided by (used in) financing activities	$(1,734)	$270
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenses, sales and marketing expenses, inventory and connected device costs, third-party cloud and cellular infrastructure expenses, and overhead expenses. We have generated negative cash flows from operations in each of the past three fiscal years, and have supplemented working capital through net proceeds from the sale of equity securities.
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, non-cash operating lease costs, depreciation and amortization of property and equipment, and changes in operating assets and liabilities during each period.
Cash used in operating activities was $48.8 million for the three months ended April 30, 2022. This consisted of a net loss of $71.0 million, adjusted for non-cash charges of $49.1 million, and changes in our operating assets and liabilities of $26.9 million. The non-cash charges were primarily comprised of stock-based compensation expense of $43.6 million, depreciation and amortization of $2.4 million, bad debt expense of $1.9 million, and lease modification, impairment, and related charges of $1.1 million.
Cash used in operating activities was $37.1 million for the three months ended May 1, 2021. This consisted of a net loss of $38.4 million, adjusted for non-cash charges of $6.4 million, and changes in our operating assets and liabilities of $5.1 million. The non-cash charges were primarily comprised of bad debt expense of $3.2 million, depreciation and amortization of $2.5 million, and stock-based compensation expense of $1.5 million.
Investing Activities
Cash used in investing activities was $10.7 million and $3.5 million for the three months ended April 30, 2022 and May 1, 2021, respectively, which primarily consisted of capital expenditures for additional office facilities.
Financing Activities
Cash used in financing activities was $1.7 million for the three months ended April 30, 2022, which primarily consisted of $1.7 million in payments of offering costs.
Cash provided by financing activities was $0.3 million for the three months ended May 1, 2021, which primarily consisted of $0.6 million of proceeds from exercises of stock options, partially offset by $0.3 million in payments of offering costs.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of April 30, 2022. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP.

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.
There were no material changes to our critical accounting policies and estimates during the three months ended April 30, 2022.
JOBS Act Accounting Election
We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. Pursuant to Section 107 of the JOBS Act, we have elected to use this extended transition period until we no longer qualify as an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to other public companies.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange risks.
Interest Rate Risk
As of April 30, 2022, we had $859.8 million of cash and cash equivalents. In addition, we had $23.1 million of restricted cash primarily due to outstanding letters of credit. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of April 30, 2022, we do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material impact on our condensed consolidated financial statements.
Foreign Currency Exchange Risk
Our reporting currency and the functional currency of our wholly owned foreign subsidiaries is the U.S. dollar. A substantial majority of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our condensed consolidated financial statements.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. The following material factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
RISK FACTOR SUMMARY
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
◦Issues in the use of artificial intelligence in our solution may result in reputational harm or liability.
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
•Risks Related to the Ownership of Our Class A Common Stock
◦Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
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
◦Growing focus on evolving environmental, social, and governance issues by shareholders, customers, regulators, and other stakeholders may impose additional risks and costs on our business.
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
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses for the foreseeable future. We incurred net losses of $71.0 million and $38.4 million for our three months ended April 30, 2022 and May 1, 2021, respectively. As a result, we had an accumulated deficit of $991.9 million and $921.0 million as of April 30, 2022 and January 29, 2022, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also have incurred and expect to incur significant additional legal, accounting, and other expenses as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability on a consistent basis or at all, which would cause our business, financial condition, and results of operations to suffer.

Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the first quarter of fiscal year 2023, we recognized stock-based compensation expense of $39.3 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $325.8 million as of April 30, 2022, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve profitability. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”
Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years, with revenue of $142.6 million and $87.7 million for the three months ended April 30, 2022 and May 1, 2021, respectively. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts or product returns by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.
The ongoing COVID-19 pandemic (including any new strains or variants) could harm our business and results of operations.
In December 2019, a disease stemming from a novel coronavirus (COVID-19) was reported in China, in January 2020, the World Health Organization (WHO) declared it a Public Health Emergency of International Concern, and in March 2020, the WHO declared it a global pandemic. The COVID-19 pandemic is impacting worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. For instance, several local, state, and federal governments in the U.S. and globally have been prompted to take unprecedented steps, including, but not limited to, travel restrictions, closure of businesses, social distancing requirements, and quarantines. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, as well as government mandates, we have taken and may in the future need to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, which could negatively impact our business. Prior to the pandemic, our employees traveled frequently to establish and maintain relationships with one another, as well as our customers, partners, and investors. Although we continue to monitor the situation, have begun transitioning to a flexible workplace model and may adjust our current policies as more information and public health guidance become available, temporarily reducing or suspending travel and doing business in person may negatively affect our employee morale, collaboration and productivity, adversely affect our customer support, sales and marketing efforts, challenge our ability to enter into customer contracts in a timely manner, adversely affect our recruiting and employee retention efforts, or create operational or other challenges, any of which could harm our business and results of operations. For example, as a result of COVID-19, we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, in some cases by more than several weeks or months, delays in new projects, and requests by some customers for extension of payment obligations, all of which have adversely affected, and could materially and adversely impact, our business, financial condition, and results of operations in future periods.

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
In particular, part of our strategy is to target sales to larger customers. As of April 30, 2022, we had 897 customers with greater than $100,000 in ARR. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles (which typically last several months and in some cases have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment terms, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our solution prior to purchasing a subscription. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use case, the specific deployment plan of each customer, the complexity of the customer’s organization, and the difficulty of such deployment, as well as whether a sale is made directly by us or through resellers or other partners. Moreover, large customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, sales to large customers and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.
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
Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our IoT devices may adversely affect our ability to sell subscriptions to our Connected Operations Cloud, our margins and our results of operations.
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers, and in some instances, a single joint design manufacturer, to allocate sufficient manufacturing capacity to meet our needs, to produce IoT devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. For example, over the last several fiscal quarters, there has been an ongoing global silicon component shortage, which has resulted in delays in shipments of goods across many industries, including for components used in our IoT devices. Global transportation and freight networks have also been strained as a result of COVID-19, geopolitical conflicts, labor disputes and other factors, which has caused freight shipping costs and lead times to increase. Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as the recent outbreaks of the COVID-19 pandemic in various regions of Asia) and resulting lockdowns, geopolitical disputes (such as ongoing conflicts between China and other countries), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Although we have extended our supply orders to the latest quoted lead times and have made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
In addition, some of our suppliers, joint design manufacturers, and logistics providers may have more established relationships with larger volume device manufacturers, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. For example, in light of the ongoing silicon component shortage, we expect that our suppliers’ larger volume customers will be able to exert more influence to purchase components from our suppliers than us, and accordingly we bear significant risk if we are unable to successfully source components for our IoT devices. Developing suitable alternate sources of supply for these devices and components may be time-consuming, difficult, and costly, and we may not be able to source these devices and components on terms that are favorable to us, or at all, which may adversely affect our ability to meet our requirements or provide our customers with needed IoT devices in a timely or cost-effective manner. Because our customers often must install IoT devices before being able to fully utilize our Connected Operations Cloud, any interruption or delay in the supply of any of these devices or components, or the inability to obtain these devices or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to onboard new customers. In addition, global supply chain challenges and other factors have caused component and freight costs to rise. A continued increase in the cost of devices or components, or freight to transport those items, could negatively impact our gross margins and cash flow margins.
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
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the three months ended April 30, 2022, we increased our operating expenses to $173.2 million as compared to $100.7 million for the three months ended May 1, 2021. We expect to continue making significant expenditures on sales, hiring and marketing efforts and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
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
We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, we operate globally and sell our products to customers in 12 countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources and operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance, accounting and general business process and systems and controls, as well as our IT and security infrastructure. We must also attract, develop, and retain a significant number of qualified personnel without undermining our culture of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team that has been central to our growth. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our Connected Operations Cloud may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.

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
•vendors like Omnitracs who provide compliance or electronic logging device (“ELD”) focused applications;
•vendors like Lytx and SmartDrive who provide safety-focused standalone camera and coaching tools;
•vendors focusing on equipment location tracking and diagnostics like Orbcomm and ZTR, as well as customer-developed solutions for more advanced or specialized monitoring and control solutions; or
•security, surveillance and access control vendors like Avigilon, a Motorola Solutions company, that specialize in video analytics, artificial intelligence (“AI”), and network video management software.
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
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future channel partners, original equipment manufacturer (“OEM”) partners, integration partners, and other strategic technology companies. By doing so, these competitors may increase their ability to meet the needs of our existing or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell our solution through specific distributors, technology providers, and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, financial condition, and results of operations would be harmed.

If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure, our reputation may be harmed and our business could be materially and adversely affected.
As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our Data Platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We and many of our third-party partners, including our subprocessors and service providers, have security measures and disaster response plans in place that are designed to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service and other attacks, and natural disasters and other sources of disruptions to the operation of our Connected Operations Cloud or our or our third-party partners’ other operations, including power outages and telecommunications and other failures. Our or our third-party partners’ systems and security measures may be breached or otherwise compromised or fail as a result of actions by malicious insiders or third parties (including nation-state actors, such as those acting in connection with the conflict between Ukraine and Russia), such as intentional misconduct by computer hackers, phishing (including by impersonating us through using domain names that are confusingly similar to ours) and other means of social engineering, including fraudulent inducement of employees or customers to disclose usernames, passwords, or other sensitive information, and employee error or malfeasance. For example, as a result of the ongoing conflict between Russia and Ukraine, the U.S. government has issued a “Shields Up” alert and other warnings for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations in the United States. If such an attack were to occur and were to impact us or our third-party partners, the relevant systems and security measures may provide inadequate protection. In addition, advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Any such breach, compromise, or failure could result in the loss, corruption, or unavailability of our or our customers’ data, loss of intellectual property, someone obtaining unauthorized access to, modifying, exfiltrating, or otherwise processing without authorization our customers’ data or our data, or disrupting or obtaining unauthorized access to our Data Platform or other systems. Because a security breach or incident could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches or incidents and implement adequate preventative measures. We incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes in ongoing efforts to prevent such breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause.
Third parties may also conduct attacks designed to temporarily deny customers access to our Connected Operations Cloud or to disrupt or otherwise impede such access or our Applications’ performance. Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks or vulnerabilities impacting our solution. For example, in July 2020, the U.S. Federal Bureau of Investigation issued a private industry notification alerting industry participants to cyber-threats targeted at ELDs. Any actual or perceived security breach or incident affecting our Data Platform or other aspects of our systems, networks, or operations, such as a denial of service attack or other disruption to our Connected Operations Cloud, affecting data we or our service providers process or maintain, or affecting our customers’ equipment or operations could result in a loss of customer confidence in the security or integrity of our solution and damage to our brand and reputation, reduce the demand for our solution, disrupt our normal business operations, require us to spend material resources to correct the breach or incident and otherwise respond to it, expose us to legal liabilities, including claims and litigation by private parties, regulatory investigations and other proceedings, fines, penalties, and indemnity obligations, and materially and adversely affect our financial condition and results of operations. These risks will increase as we continue to grow the scale and functionality of our Connected Operations Cloud and as we store, transmit, and otherwise process increasingly large amounts of information and data, which may include proprietary, sensitive or confidential data or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business and reputation.

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
Two critical links in our current applications are between IoT devices and GPS satellites and between IoT devices and cellular networks, which allow us to obtain location and other operational data and transmit that data to our Data Platform. Service outages occurring in the cellular network upon which our Connected Operations Cloud relies have affected and may in the future adversely affect the functionality of our solution. Moreover, technologies that rely on GPS depend on the use of radio frequency bands, and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solution.
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
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel, particularly Sanjit Biswas, our Chief Executive Officer and co-founder, and John Bicket, our Chief Technology Officer and co-founder, as well as our ability to attract and retain additional qualified management and employees. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In addition, the success of any future acquisitions depends in part on our retention and integration of key personnel from the acquired company or business. In response to competition, rising inflation rates and labor shortages, we may need to adjust employee cash compensation, which would affect our operating costs and our margins, or equity compensation, which would affect our outstanding share count and cause dilution to existing shareholders.

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
AI is enabled by or integrated into some of our existing solutions and may play an increased role in our future offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality, be subject to emerging privacy or data protection requirements, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their purported or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, the European Commission has proposed a legal framework on AI that is currently going through the EU legislative process. If the European Parliament adopts this proposal in full or in part, it will introduce a series of legal and technical obligations and potential restrictions on companies’ use of AI.
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
Our Connected Operations Cloud is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our products because a failure of a vehicle or piece of machinery connected to our solution could have a significant impact on their business or employees, including leading to death or serious bodily injury. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use certain of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we may be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update may cause performance issues or disable certain devices in the field, as has occurred in the past. Such an error would require us to fix or replace such devices and may harm our relationship with the impacted customer or customers.
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
Our solution is often operated in large scale, distributed IT environments, including across a wide array of IoT devices and connected assets. Implementing our solutions in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of cloud-based platforms such as ours. On occasion, some of our customers and partners have encountered challenges in implementing our solution, leading them to require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. When users or installers of our Connected Operations Cloud do not implement, use, or update our solution correctly or as intended, then inadequate performance, exposure of customer data and/or security vulnerabilities can result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation, use of, or our customers’ failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction and negative publicity and may adversely affect our reputation and brand. Our failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decreased subscriptions by new customers, which would adversely affect our business and growth prospects.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 11% of our revenue for the three months ended April 30, 2022. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.

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
Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of April 30, 2022, our patent portfolio consisted of 35 issued U.S. patents and 10 allowed U.S. patents (i.e., with issuance pending), and 71 U.S. patent applications pending for examination. As of April 30, 2022, we did not have any non-U.S. patents or patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.
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
Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other federal and state agencies. Further, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and may be subject to similar regulations in other countries in which they are used. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, inquiries from FMCSA relating to our self-certified ELD application, including those arising from revised or newly clarified regulatory guidance from FMCSA, could put our self-certification of our ELD application at risk or require changes to our ELD functionality that could make our ELD application less desirable to existing and potential customers. Further, in Canada, we have obtained certification for three of our ELD models. Failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD model, would prevent current and potential customers from using our ELD application for compliance purposes in Canada.

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
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. For example, the European Union has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment and disposal of equipment placed in the European Union market. The Restrictions of Hazardous Substances Directive bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the European Union. In the future, various countries, including the United States or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with the manufacture of our IoT devices, we may face regulatory fines, changes to our business practices, and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
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
Various United States privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these laws could result in a costly investigation or litigation resulting in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.

Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. A new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election and will go into effect on January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Connecticut, Texas, Washington, Virginia, Colorado and Utah, have implemented, or are considering implementing, their own versions of privacy legislation. Numerous differing state privacy and data security requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because some of our products employ technology that may be perceived as subject to these laws, we and our customers have in certain situations been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition. Further, the United Kingdom ceased to be a European Union Member State on January 31, 2020, but enacted legislation that substantially implements the GDPR and which provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of our global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted new standard contractual clauses addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented over time. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
We use a number of third parties to perform services or act on our behalf in areas like sales, network infrastructure, administration, research, and marketing. It may be the case that one or more of those third parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to, those related to taxation, corruption, bribery, economic sanctions, and export/import controls. Despite the significant efforts in asserting and maintaining control and compliance by these third parties, we may be held fully liable for third parties’ actions as fully as if they were a direct employee of ours. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, financial condition, and results of operations.
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
•The payment terms in our customer contracts;
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
•Decisions by potential customers to return products purchased from us and/or purchase alternative solutions from other vendors;
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
•The timing of expenses related to the development or acquisition of businesses, solutions, or technologies and potential future charges for impairment of goodwill from acquired companies; and
•Other risk factors described in this Quarterly Report on Form 10-Q.
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
Historically, some of our customers have relied on third parties to finance their purchase of subscriptions to our Connected Operations Cloud. This need to arrange third-party credit may lengthen our sales cycles or otherwise lengthen the amount of time required to negotiate customer agreements. We have historically provided customers seeking financing with contact information for lenders that are known to us through their financing of other customers’ subscriptions. These arrangements can create challenging dynamics for us when disputes arise between a customer and a lender to whom we have introduced a customer. In the event that financing is not available to those of our customers who require it, on commercially reasonable terms or at all, we could experience reduced sales, extended sales cycles, and increased churn. In the event of a dispute between a customer and a lender, we could suffer reputational harm and damage to our relationships with customers and those that provide financing to our customers. Additionally, we may provide discounts to offset the cost of customer financing. The cost of financing, and associated discounts, may increase as a result of increases in interest rates. The occurrence of any of these would adversely impact our business, financial condition, and results of operations.
Changes in our subscription or pricing models could adversely affect our business, financial condition and results of operations.
The sales price for subscriptions to access our Connected Operations Cloud may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new Applications and features, changes in pricing models for existing Applications and access to our solution (including changes as to the timing of customers’ payments over the course of their subscriptions) or promotional programs. As we expand our offerings, new competitors introduce new solutions or services that compete with ours, or we enter into new international markets, we may be unable to attract new customers using the same pricing models as we have historically used. Larger competitors, including new entrants to our market, may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide them for free. Any decrease in the sales prices for access to our Connected Operations Cloud, without a corresponding decrease in costs or increase in sales volume, would adversely affect our revenue, gross profit and free cash flow.
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
The tax laws applicable to our business, including the laws of the United States, and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
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
The preparation of our financial statements in conformity with GAAP requires management to make judgments, estimates, and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. For example, we have taken and may be required to take certain non-cash charges in connection with future rent expenses relating to premises we have vacated or intend to vacate, which could have an adverse impact on our results of operations for the period in which we recognize such charges. Significant judgments, estimates, and assumptions used in preparing our condensed consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, common stock valuations, and income taxes.
Risks Related to the Ownership of Our Class A Common Stock
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. In connection with our IPO, our executive officers, directors, and holders of substantially all of our capital stock and securities convertible into or exchangeable for our capital stock entered into lock-up agreements with Morgan Stanley & Co. LLC on behalf of the underwriters under which they were prohibited from selling shares of our capital stock. On June 6, 2022, the lock-up period expired and additional shares of our Class A common stock became available for sale in the public market.
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

Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Sales of substantial amounts of our Class A common stock in the public markets following the expiration of the lock-up period, or the perception that sales might occur, also could cause the trading price of our Class A common stock to decline and make it more difficult for you to sell shares of our Class A common stock.
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
•general economic conditions in the United States, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets;
•other events or factors, including those resulting from geopolitical disputes (including but not limited to the ongoing conflict between Ukraine and Russia), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
The stock market experiences extreme price and volume fluctuations from time to time. The market prices of securities of companies, particularly technology companies, have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations.

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
We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition, and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and place significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we will be required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as part of our second annual report on Form 10-K. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees and have engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our operating expenses.
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
Growing focus on evolving environmental, social, and governance issues by shareholders, customers, regulators and other stakeholders may impose additional risks and costs on our business.
Environmental, social, and governance (“ESG”) matters have become an area of growing and evolving focus among our shareholders and other stakeholders, including among customers, employees, regulators and the general public in the United States and abroad. In particular, companies face evolving rules, regulations and expectations with respect to their practices, disclosures and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements. These initiatives and related reporting requirements may present operational, reputational, financial, legal and other risks, which could have a material impact on us.

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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our solution, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit on acceptable terms, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On December 17, 2021, we completed our IPO, in which we issued and sold 35,000,000 shares of our Class A common stock at the public offering price of $23.00 per share, resulting in net proceeds of $768.8 million after deducting underwriting discounts and commissions. On January 13, 2022, the underwriters exercised their option to purchase an additional 3,546,882 shares of our Class A common stock at the public offering price of $23.00 per share, resulting in total issued shares of 38,546,882. This option exercise closed on January 19, 2022, resulting in additional net proceeds to us of $77.9 million after deducting underwriting discounts and commissions. Our Registration Statement on Form S-1 (File No. 333-261204) for our IPO was declared effective by the SEC on December 14, 2021.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of our Class A common stock purchased by us during the periods indicated:

	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share
January 30 through February 26, 2022	219	$0.87
February 27 through March 26, 2022	—	—
March 27 through April 30, 2022	219	1.16
Total	438	$2.03
__________
(1)These shares consist of shares issued under early-exercised options, which were purchased by us for the exercise price upon termination of employment prior to vesting.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, as currently in effect.	S-1	333-261204	3.4	11/19/2021

10.9+*	Employment letter between the registrant and Dominic Philips

10.10+*	Employment letter between the registrant and Adam Eltoukhy

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

#
The certifications attached as Exhibit 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA INC.

Date: June 8, 2022	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: June 8, 2022	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)