Form 10-Q
period 2022-07-30
Samsara Inc.
filed 2022-09-06
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-41140
SAMSARA INC.
(Exact name of registrant as specified in its charter)

Delaware	47-3100039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 De Haro Street San Francisco, California 94107
(Address of principal executive offices, including zip code)
(415) 985-2400
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of August 30, 2022, there were 110,731,695 shares of the registrant’s Class A common stock, 403,660,075 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

		Page
	Special Note Regarding Forward-Looking Statements	2
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of July 30, 2022 and January 29, 2022	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended July 30, 2022 and July 31, 2021	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended July 30, 2022 and July 31, 2021	6
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended July 30, 2022 and July 31, 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3.	Defaults Upon Senior Securities	78
Item 4.	Mine Safety Disclosures	78
Item 5.	Other Information	78
Item 6.	Exhibits	79
SIGNATURES		80

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable expressions that concern our expectations, strategy, plans, or intentions.
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
•our expectations regarding the effects of existing and developing laws and regulations, including with respect to taxation and privacy and data protection and the outcomes of litigation that we may from time to time become subject to;
•our expectations regarding the effects of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, geopolitical tensions involving China, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, rising inflation and interest rates and monetary policy changes, upon our and our customers’ and partners’ respective businesses;
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q in conjunction with other documents that we file with the Securities and Exchange Commission (the “SEC”) and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	July 30, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$826,138	$921,218
Accounts receivable, net	77,396	81,987
Inventories	39,055	33,067
Connected device costs, current	79,112	52,519
Prepaid expenses and other current assets	14,288	11,376
Total current assets	1,035,989	1,100,167
Restricted cash	23,095	23,092
Property and equipment, net	56,682	36,772
Operating lease right-of-use assets	123,435	134,427
Connected device costs, non-current	151,414	141,292
Deferred commissions	124,090	117,757
Other assets, non-current	14,318	14,422
Total assets	$1,529,023	$1,567,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,430	$54,705
Accrued expenses and other current liabilities	40,323	31,835
Accrued compensation and benefits	20,453	27,107
Deferred revenue, current	238,969	203,185
Operating lease liabilities, current	21,635	21,447
Total current liabilities	341,810	338,279
Deferred revenue, non-current	115,601	110,501
Operating lease liabilities, non-current	111,967	123,513
Other liabilities, non-current	6,507	6,689
Total liabilities	575,885	578,982
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of July 30, 2022 and January 29, 2022; zero shares issued and outstanding as of July 30, 2022 and January 29, 2022	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of July 30, 2022 and January 29, 2022; 110,706,195 and 77,144,718 shares issued and outstanding as of July 30, 2022 and January 29, 2022, respectively	6	6
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of July 30, 2022 and January 29, 2022; 403,660,075 and 428,331,442 shares issued and outstanding as of July 30, 2022 and January 29, 2022, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of July 30, 2022 and January 29, 2022; zero shares issued and outstanding as of July 30, 2022 and January 29, 2022	—	—
Additional paid-in capital	2,009,323	1,909,964
Accumulated other comprehensive income (loss)	5	(96)
Accumulated deficit	(1,056,219)	(920,950)
Total stockholders’ equity	953,138	988,947
Total liabilities and stockholders’ equity	$1,529,023	$1,567,929
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Revenue	$153,523	$101,043	$296,168	$188,774
Cost of revenue	44,257	28,368	83,875	53,997
Gross profit	109,266	72,675	212,293	134,777
Operating expenses
Research and development	41,847	25,451	82,832	48,981
Sales and marketing	91,842	55,579	179,291	107,865
General and administrative	41,359	22,874	85,101	47,758
Lease modification, impairment, and related charges	—	—	1,056	—
Total operating expenses	175,048	103,904	348,280	204,604
Loss from operations	(65,782)	(31,229)	(135,987)	(69,827)
Interest income and other income (expense), net	1,541	224	1,481	384
Loss before provision for income taxes	(64,241)	(31,005)	(134,506)	(69,443)
Provision for income taxes	40	368	763	368
Net loss	$(64,281)	$(31,373)	$(135,269)	$(69,811)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	(77)	—	101	—
Comprehensive loss	$(64,358)	$(31,373)	$(135,168)	$(69,811)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	$(0.27)	$(0.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	511,758,439	246,332,034	509,526,709	245,781,701
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at April 30, 2022	—	$—	509,023,570	$29	$1,954,243	$82	$(991,938)	$962,416
Issuance of common stock for vesting of restricted stock units (“RSUs”)	—	—	3,835,453	—	—	—	—	—
Issuance of common stock under equity compensation plans	—	—	1,507,247	—	10,463	—	—	10,463
Vesting of early exercised stock options	—	—	—	—	76	—	—	76
Repurchase of restricted common stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	44,541	—	—	44,541
Other comprehensive loss	—	—	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	—	—	(64,281)	(64,281)
Balance at July 30, 2022	—	$—	514,366,270	$29	$2,009,323	$5	$(1,056,219)	$953,138

	Three Months Ended July 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at May 1, 2021	205,638,256	$949,067	246,883,390	$1	$35,242	$—	$(604,364)	$(569,121)
Issuance of common stock under equity compensation plans	—	—	44,910	1	221	—	—	222
Vesting of early exercised stock options	—	—	—	—	378	—	—	378
Repurchase of restricted common stock	—	—	(5,563)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,314	—	—	1,314
Other comprehensive loss	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(31,373)	(31,373)
Balance at July 31, 2021	205,638,256	$949,067	246,922,737	$2	$37,155	$—	$(635,737)	$(598,580)
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 30, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 29, 2022	—	$—	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of RSUs	—	—	6,491,755	—	—	—	—	—
Issuance of common stock under equity compensation plans	—	—	2,398,793	—	10,712	—	—	10,712
Vesting of early exercised stock options	—	—	—	—	178	—	—	178
Repurchase of restricted common stock	—	—	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	88,469	—	—	88,469
Other comprehensive income	—	—	—	—	—	101	—	101
Net loss	—	—	—	—	—	—	(135,269)	(135,269)
Balance at July 30, 2022	—	$—	514,366,270	$29	$2,009,323	$5	$(1,056,219)	$953,138

	Six Months Ended July 31, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 30, 2021	205,638,256	$949,067	245,985,471	$1	$33,122	$—	$(565,926)	$(532,803)
Issuance of common stock under equity compensation plans	—	—	944,291	1	888	—	—	889
Vesting of early exercised stock options	—	—	—	—	378	—	—	378
Repurchase of restricted common stock	—	—	(7,025)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,767	—	—	2,767
Other comprehensive income	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(69,811)	(69,811)
Balance at July 31, 2021	205,638,256	$949,067	246,922,737	$2	$37,155	$—	$(635,737)	$(598,580)
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 30, 2022	July 31, 2021
Operating activities
Net loss	$(135,269)	$(69,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,005	5,307
Stock-based compensation expense	87,952	2,767
Lease modification, impairment, and related charges	1,056	—
Other non-cash charges	2,882	6,189
Changes in operating assets and liabilities:
Accounts receivable, net	1,637	(16,022)
Inventories	(5,988)	(8,217)
Prepaid expenses and other current assets	(2,912)	340
Connected device costs	(36,714)	(42,055)
Deferred commissions	(6,333)	(8,851)
Other assets, non-current	70	(369)
Accounts payable and other liabilities	(37,218)	24,135
Deferred revenue	40,884	24,647
Operating lease liabilities, net	(812)	26
Net cash used in operating activities	(85,760)	(81,914)
Investing activities
Purchase of property and equipment	(16,930)	(6,269)
Investing other	—	(482)
Net cash used in investing activities	(16,930)	(6,751)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	10,704	733
Proceeds from early exercise of stock options	—	132
Repurchase of restricted common stock	—	(1)
Payment of offering costs	(2,208)	(1,688)
Payment of principal on finance leases	(487)	(180)
Net cash provided by (used in) financing activities	8,009	(1,004)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(396)	—
Net decrease in cash, cash equivalents, and restricted cash	(95,077)	(89,669)
Cash, cash equivalents, and restricted cash, beginning of period	944,310	434,309
Cash, cash equivalents, and restricted cash, end of period	$849,233	$344,640
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$178	$165
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$7,748	$449
Unpaid offering costs	$324	$280
Vesting of early exercised stock options	$178	$510
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Samsara Inc. (“Samsara”) and its subsidiaries (collectively, the “Company”) are the pioneers of the Connected Operations Cloud, which allows businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable business insights and improve their operations. Samsara was incorporated in Delaware in 2015 as Samsara Networks Inc. and changed its name to Samsara Inc. in February 2021. Samsara’s principal executive offices are located at 1 De Haro Street, San Francisco, California 94107.
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 30, 2022 and the results of operations for the three and six months ended July 30, 2022 and July 31, 2021, and cash flows for the six months ended July 30, 2022 and July 31, 2021. The condensed consolidated balance sheet as of January 29, 2022 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the six months ended July 30, 2022.
Recently Adopted Accounting Pronouncements—There were no new accounting pronouncements adopted during the six months ended July 30, 2022.

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
3.    Cash, Cash Equivalents, and Restricted Cash
As of July 30, 2022 and January 29, 2022, cash and cash equivalents consist of cash deposited with banks and money market funds.
Restricted cash as of July 30, 2022 and January 29, 2022 consists of letters of credit secured as collateral on the Company’s office space leases. Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	July 30, 2022	January 29, 2022
Cash and cash equivalents	$826,138	$921,218
Restricted cash	23,095	23,092
Total cash, cash equivalents, and restricted cash	$849,233	$944,310
In August 2022, the Company invested $650.0 million in marketable securities consisting of U.S. treasury securities, commercial paper, and money market funds.
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
The condensed consolidated financial statements as of July 30, 2022 and January 29, 2022 do not include any nonrecurring fair value measurements relating to assets or liabilities.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of July 30, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$773,533	$—	$—	$773,533
Restricted cash—letters of credit	23,095	—	—	23,095
Total	$796,628	$—	$—	$796,628

	As of January 29, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$866,364	$—	$—	$866,364
Restricted cash—letters of credit	23,092	—	—	23,092
Total	$889,456	$—	$—	$889,456
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the six months ended July 30, 2022 and July 31, 2021.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of July 30, 2022 and January 29, 2022 was $124.1 million and $117.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Capitalized commission costs	$16,406	$17,401	$30,842	$31,579
Amortization expense	12,331	10,890	24,510	22,228
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current as of July 30, 2022 and January 29, 2022 was $230.5 million and $193.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Capitalized connected device costs	$35,737	$31,863	$65,770	$58,928
Amortization expense	15,251	8,967	28,972	16,873

6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	July 30, 2022	January 29, 2022
Gross property and equipment
Computers and equipment	$1,127	$834
Leasehold improvements	43,851	24,752
Furniture and fixtures	19,853	16,854
Internal-use software development costs (1)	18,702	16,152
Total gross property and equipment	83,533	58,592
Accumulated depreciation and amortization (2)	(26,851)	(21,820)
Property and equipment, net	$56,682	$36,772
__________
(1)The Company’s internal-use software development costs included $0.3 million and $0.6 million of stock-based compensation costs for the three and six months ended July 30, 2022, respectively, and an immaterial amount of stock-based compensation costs for the three and six months ended July 31, 2021. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Capitalized internal-use software development costs	$1,161	$1,099	$2,551	$1,916
Amortization expense	$1,004	$775	$1,977	$1,542
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	July 30, 2022	January 29, 2022
Internal-use software development costs, net	$7,202	$6,747
(2)The following table presents the depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Depreciation and amortization expense	$2,645	$2,823	$5,005	$5,307
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
The Company impaired and ceased using leased office spaces for which the Company recorded $1.1 million of expense in “Lease modification, impairment, and related charges” for the six months ended July 30, 2022.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost	$6,324	$5,728	$12,763	$11,540
Short-term lease cost	138	71	315	112
Sublease income	(210)	—	(387)	—
Total lease cost	$6,252	$5,799	$12,691	$11,652

Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,701	$3,922	$13,291	$10,438
In the second quarter of fiscal year 2023, the Company relocated from its former corporate headquarters to its new corporate headquarters. During the six months ended July 30, 2022, the Company recorded no additional operating leases and had a reduction of right-of-use (“ROU”) assets associated with a lease impairment of $1.0 million.

	As of
	July 30, 2022	January 29, 2022
Weighted-average remaining lease term—operating leases (in years)	6.8	7.1
Weighted-average discount rate—operating leases	4.45%	4.38%
Future minimum lease payments included in the measurement of operating lease liabilities as of July 30, 2022 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2023	$13,570
2024	26,975
2025	26,972
2026	20,027
2027	14,236
2028 and thereafter	56,249
Total future minimum lease payments (1)	158,029
Less: imputed interest	(24,426)
Total operating lease liabilities	$133,603
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
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of July 30, 2022 and January 29, 2022.
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
Revenue consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Subscription revenue	$151,704	$100,332	$292,431	$185,762
Other revenue	1,819	711	3,737	3,012
Total revenue	$153,523	$101,043	$296,168	$188,774
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Deferred revenue, beginning of period	$329,858	$265,479	$313,686	$249,572
Deferred revenue, end of period	354,570	274,332	354,570	274,332
Revenue recognized in the period from beginning deferred revenue balance	144,061	115,681	165,668	111,027
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of July 30, 2022, the Company’s RPO was $1,187.0 million. The Company expects to recognize revenue of approximately $577.0 million over the next 12 months, with the remaining balance recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and six months ended July 30, 2022 and July 31, 2021.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of July 30, 2022 and January 29, 2022.
9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of July 30, 2022.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by its suppliers and contract manufacturers.
In June 2022, the Company amended its agreement with a third-party cloud infrastructure provider and committed to spend at least $275.0 million between July 2022 and June 2027 on cloud infrastructure services ($33.0 million between July 2022 and June 2023, $42.0 million between July 2023 and June 2024, $52.0 million between July 2024 and June 2025, $66.0 million between July 2025 and June 2026, and $82.0 million between July 2026 and June 2027). The commitment may be offset by up to $11.0 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $0.1 million had been earned as of July 30, 2022.
Letters of Credit—As of July 30, 2022 and January 29, 2022, the Company had $23.1 million and $23.1 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party infringement claims.

The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of July 30, 2022 were also not material.
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
10.    Equity
As of July 30, 2022, there were 110,706,195, 403,660,075, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 29, 2022, there were 77,144,718, 428,331,442, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of July 30, 2022 and January 29, 2022, as follows:

	As of
	July 30, 2022	January 29, 2022
2015 Equity Incentive Plan:
Options outstanding	7,333,210	8,628,071
RSUs outstanding	21,331,467	29,452,103
2021 Equity Incentive Plan:
RSUs outstanding	16,930,333	3,123,995
Shares available for future grants	67,149,213	54,050,260
2021 Employee Stock Purchase Plan:
Shares available for future issuance	14,144,817	10,200,000
Total shares of common stock reserved for future issuance	126,889,040	105,454,429

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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. As of July 30, 2022 and January 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future grants was 67,149,213 and 54,050,260, respectively. As of July 30, 2022, the total number of shares of the Company’s Class A common stock reserved for future grants includes the annual automatic evergreen increase of 25,273,808 shares.
Options—A summary of the stock options activity under the 2015 Plan during the six months ended July 30, 2022 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 29, 2022	8,628,071	$3.77	6.9	$111,170
Exercised	(1,288,848)	$0.28
Forfeited, canceled, or expired	(6,013)	$1.16
Balance as of July 30, 2022	7,333,210	$4.39	6.8	$73,825
Exercisable as of July 30, 2022	5,263,562	$3.41	6.3	$58,165
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
There were no stock options granted during the six months ended July 30, 2022 and July 31, 2021. The intrinsic value of stock options exercised was $19.4 million and $16.5 million during the six months ended July 30, 2022 and July 31, 2021, respectively.
As of July 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $7.5 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.1 years.
Early Exercise of Stock Options—Certain stock options granted under the 2015 Plan provide option holders the right to elect to exercise unvested stock options in exchange for restricted common stock. Such unvested restricted shares are subject to a repurchase right held by the Company at the original issuance price, as adjusted to reflect stock splits or similar changes to the Company’s capital structure, in the event the option holder’s service to the Company is terminated either voluntarily or involuntarily. The right lapses as the awards vest. These repurchase terms are considered to be a forfeiture provision. The cash received from option holders for exercises of unvested stock options is treated as a refundable deposit shown as a liability in the Company’s condensed consolidated balance sheets and reclassified to additional paid-in capital as the Company’s repurchase right lapses.

As of July 30, 2022 and January 29, 2022, there were 49,878 and 138,710 unvested early exercised shares outstanding, respectively, which remain subject to repurchase. The liability related to such shares was $0.2 million and $0.4 million as of July 30, 2022 and January 29, 2022, respectively.
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
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the six months ended July 30, 2022 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 29, 2022	32,576,098	$10.83
Granted	15,644,906	$13.35
Vested	(6,491,755)	$8.99
Forfeited	(3,467,449)	$10.94
Balance as of July 30, 2022	38,261,800	$12.16
As of July 30, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $328.0 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.8 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock initially were reserved for future sale under the 2021 ESPP. In addition, the number of shares of the Company’s Class A common stock are increased by any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future sale under the 2021 ESPP on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 ESPP. As of July 30, 2022 and January 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future issuance was 14,144,817 and 10,200,000, respectively. As of July 30, 2022, the total number of shares of the Company’s Class A common stock reserved for future issuance includes the annual automatic evergreen increase of 5,054,762 shares.
The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lower of the fair market value of a share of the Company’s Class A common stock on the enrollment date or on the exercise date. The enrollment date means the first trading day of each offering period, and the exercise date means the last trading day of each purchase period. Offering periods are generally 12 months long, commencing on the first trading day on or after June 11 and December 11 of each year and terminating on the last trading day on or before June 10 and December 10. The first offering period began on the first trading day on or after the Company’s registration date, which was December 15, 2021, and is scheduled to end on the last trading day on or before December 10, 2022, and the second offering period began on June 13, 2022. Purchase periods are generally six months long, commencing on the first trading day after one exercise date and ending with the next exercise date. The first purchase period of the first offering period began on the first trading day on or after the registration date, which was December 15, 2021, and ended on June 10, 2022, and the second purchase period began on June 13, 2022 and is scheduled to end on the last trading day on or before December 10, 2022, which is December 9, 2022.
For the six months ended July 30, 2022, 1,109,945 shares of common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $10.3 million.
As of July 30, 2022, unrecognized stock-based compensation expense related to the 2021 ESPP for employees that are expected to vest was approximately $5.5 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.5 years.

Employee Stock Purchase Plan Valuation—The Company estimates the fair value of shares to be issued under the 2021 ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect fair value. The weighted-average assumptions used to estimate the fair value of shares to be issued under the 2021 ESPP which were granted during the six months ended July 30, 2022 were as follows:

	June 2022 Offering Period
	Purchase Period 1	Purchase Period 2
Expected volatility	97.7%	81.0%
Expected term (years)	0.5	1.0
Risk-free interest rate	2.3%	2.9%
Expected dividend yield	—%	—%
Expected volatility—The expected volatility was based on the historical volatility of the Company and similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies.
Expected term (years)—For all offering periods subsequent to the first offering period, the expected term is approximately 0.5 years for the first purchase period and 1.0 year for the second purchase period.
Risk-free interest rate—The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock-based award.
Expected dividend yield—Because the Company has never paid and has no intention to pay cash dividends on its common stock, the expected dividend yield is zero.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Stock options	$1,085	$1,314	$2,224	$2,767
RSUs	40,040	—	79,351	—
ESPP	3,215	—	6,377	—
Total stock-based compensation expense	$44,340	$1,314	$87,952	$2,767
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Cost of revenue	$2,541	$—	$4,245	$1
Research and development	13,800	159	27,470	331
Sales and marketing	14,323	109	28,867	297
General and administrative	13,676	1,046	27,370	2,138
Total stock-based compensation expense	$44,340	$1,314	$87,952	$2,767
11.    Income Taxes
The Company had an effective tax rate of (0.1)% and (1.2)% for the three months ended July 30, 2022 and July 31, 2021, respectively, and (0.6)% and (0.5)% for the six months ended July 30, 2022 and July 31, 2021, respectively. The Company’s provision for income taxes was immaterial and $0.4 million for the three months ended July 30, 2022 and July 31, 2021, respectively, and $0.8 million and $0.4 million for the six months ended July 30, 2022 and July 31, 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

As of July 30, 2022 and January 29, 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realized. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
The unrecognized tax benefits for the six months ended July 30, 2022 and July 31, 2021, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had no interest and penalties accrued as of July 30, 2022 and January 29, 2022. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator:
Net loss	$(64,281)	$(31,373)	$(135,269)	$(69,811)
Net loss attributable to common stockholders	(64,281)	(31,373)	(135,269)	(69,811)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	511,758,439	246,332,034	509,526,709	245,781,701
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.13)	$(0.27)	$(0.28)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Convertible preferred stock	—	205,638,256	—	205,638,256
Outstanding stock options	7,333,210	10,678,047	7,333,210	10,678,047
RSUs	38,261,800	44,886,851	38,261,800	44,886,851
ESPP	3,152	—	1,576	—
Total antidilutive securities	45,598,162	261,203,154	45,596,586	261,203,154
13.    Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
United States	$136,722	$90,593	$264,123	$169,832
Other (1)	16,801	10,450	32,044	18,942
Total revenue	$153,523	$101,043	$296,168	$188,774
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	July 30, 2022	January 29, 2022
United States	$170,432	$160,310
Other (1)	9,685	10,889
Total long-lived assets, net	$180,117	$171,199
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and the related notes and the discussion under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 29, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and (2) the unaudited condensed consolidated financial statements and the related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our two most recent fiscal years ended on January 29, 2022 and January 30, 2021, and each consisted of 52 weeks.
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
We were founded in 2015 and have achieved significant growth since our inception. For our three months ended July 30, 2022 and July 31, 2021, our revenue was $153.5 million and $101.0 million, respectively, representing year-over-year growth of 52%. Our net loss was $64.3 million and $31.4 million for the three months ended July 30, 2022 and July 31, 2021, respectively. For our six months ended July 30, 2022 and July 31, 2021, our revenue was $296.2 million and $188.8 million, respectively, representing year-over-year growth of 57%. Our net loss was $135.3 million and $69.8 million for the six months ended July 30, 2022 and July 31, 2021, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships and we continue to make significant investments in order to grow our customer base. We estimate that for the last three fiscal years, the calculated lifetime value of our customers has exceeded eight times the associated cost of acquiring them.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	July 30, 2022	July 31, 2021
Annual recurring revenue (“ARR”)	$662,777	$436,889
Customers > $100,000 ARR	989	615
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
Expanding Within Our Existing Customer Base
We believe that there is a significant opportunity to expand sales to existing customers following a customer’s initial adoption of our Connected Operations Cloud. We expand within our customer base by selling more Applications and expanding existing Applications across geographies and divisions. Our ability to expand within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, macroeconomic factors, and changes in our customers’ spending levels.
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
Macroeconomic Trends
The ongoing COVID-19 pandemic and other macroeconomic conditions have negatively impacted worldwide economic activity, including by causing widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services, labor shortages, delayed or reduced spending on information technology products, and significant volatility and disruption of financial markets. While the negative impacts directly attributable to the COVID-19 pandemic have continued to varying degrees, the Russian invasion of Ukraine in the first quarter of fiscal year 2023 has caused further economic instability and contributed to further price increases for a wide variety of goods and services, resulting in significant inflationary pressure in the United States, Europe, and other regions of the world. In response to concerns over ongoing inflationary risks, the United States Federal Reserve and other central banks began to raise interest rates significantly during the first half of fiscal year 2023 and signaled the expectation of further interest rate increases in the future. In addition, the increase in global economic uncertainty has resulted in the U.S. dollar increasing in value relative to the currencies of other countries in which our operations are located, including the British Pound and Euro. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Risk Factors” for further discussion of the impacts of macroeconomic trends on our business.

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
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated to use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, and other expenses, such as corporate software and subscription services, and insurance.
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
We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other costs associated with being a public company. While we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
Results of Operations
Comparison of the Three and Six Months Ended July 30, 2022 and July 31, 2021
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
Revenue	$153,523	$101,043	$52,480	52%	$296,168	$188,774	$107,394	57%
Revenue increased by $52.5 million and $107.4 million, or 52% and 57%, for the three and six months ended July 30, 2022, respectively, compared to the three and six months ended July 31, 2021, primarily due to an increase in customer count and increased purchases by existing customers of our subscription offerings.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
Cost of revenue	$44,257	$28,368	$15,889	56%	$83,875	$53,997	$29,878	55%
Gross profit	$109,266	$72,675			$212,293	$134,777
Gross margin	71%	72%			72%	71%
Cost of revenue increased by $15.9 million, or 56%, for the three months ended July 30, 2022 compared to the three months ended July 31, 2021, primarily due to increased product costs of $16.2 million, which were mainly due to $6.9 million of increased amortization of deferred IoT device costs and $6.3 million of increased direct labor costs, of which $2.5 million was an increase in stock-based compensation expense. The increase in product costs was also driven by increased infrastructure costs of $2.1 million associated with our product offerings.
Our gross margin decreased to 71% for the three months ended July 30, 2022 compared to 72% for the three months ended July 31, 2021, mainly due to higher stock-based compensation expense being recognized after our initial public offering (“IPO”).
Cost of revenue increased by $29.9 million, or 55%, for the six months ended July 30, 2022 compared to the six months ended July 31, 2021, primarily due to increased product costs of $30.6 million, which were mainly due to $13.1 million of increased amortization of deferred IoT device costs and $10.4 million of increased direct labor costs, of which $4.1 million was an increase in stock-based compensation expense. The increase in product costs was also driven by increased infrastructure costs of $5.9 million associated with our product offerings.
Our gross margin increased to 72% for the six months ended July 30, 2022 compared to 71% for the six months ended July 31, 2021, mainly due to operational efficiencies.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
Research and development	$41,847	$25,451	$16,396	64%	$82,832	$48,981	$33,851	69%
Percentage of revenue	27%	25%			28%	26%
Research and development expense increased by $16.4 million, or 64%, for the three months ended July 30, 2022 compared to the three months ended July 31, 2021, primarily due to a $14.8 million increase in employee-related costs, which included a $13.6 million increase in stock-based compensation expense and a $1.1 million increase in salaries and benefits and related employer taxes driven primarily by merit increases and hiring to support our research and development organization. Our increase in research and development expense was also driven by a $1.0 million increase in third-party cloud infrastructure costs to support research and development activities.
Research and development expense increased by $33.9 million, or 69%, for the six months ended July 30, 2022 compared to the six months ended July 31, 2021, primarily due to a $30.7 million increase in employee-related costs, which included a $27.1 million increase in stock-based compensation expense and a $3.6 million increase in salaries and benefits and related employer taxes driven primarily by merit increases and hiring to support our research and development organization. Our increase in research and development expense was also driven by a $1.6 million increase in third-party cloud infrastructure costs to support research and development activities.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
Sales and marketing	$91,842	$55,579	$36,263	65%	$179,291	$107,865	$71,426	66%
Percentage of revenue	60%	55%			61%	57%
Sales and marketing expense increased by $36.3 million, or 65%, for the three months ended July 30, 2022 compared to the three months ended July 31, 2021, primarily due to a $29.4 million increase in employee-related costs, which included a $14.2 million increase in stock-based compensation expense, a $13.8 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support our sales organization, and a $1.3 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $4.7 million increase in travel-related expenses and expenses relating to our conference and events and a $1.4 million increase in allocated overhead costs primarily due to allocated rent and increased software subscriptions.
Sales and marketing expense increased by $71.4 million, or 66%, for the six months ended July 30, 2022 compared to the six months ended July 31, 2021, primarily due to a $57.0 million increase in employee-related costs, which included a $28.6 million increase in stock-based compensation expense, a $25.7 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support our sales organization, and a $2.8 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $7.2 million increase in travel-related expenses and expenses relating to our conference and events, a $2.8 million increase in expenses relating to outside services, and a $2.5 million increase in allocated overhead costs primarily due to increased software subscriptions and allocated rent.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
General and administrative	$41,359	$22,874	$18,485	81%	$85,101	$47,758	$37,343	78%
Percentage of revenue	27%	23%			29%	25%
General and administrative expense increased by $18.5 million, or 81%, for the three months ended July 30, 2022 compared to the three months ended July 31, 2021, primarily due to a $15.9 million increase in employee-related costs, which included a $12.6 million increase in stock-based compensation expense and a $3.3 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. Our increase in general and administrative expense was also driven by a $1.8 million increase in costs related to being a public company.
General and administrative expense increased by $37.3 million, or 78%, for the six months ended July 30, 2022 compared to the six months ended July 31, 2021, primarily due to a $31.9 million increase in employee-related costs, which included a $25.2 million increase in stock-based compensation expense and a $6.6 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. Our increase in general and administrative expense was also driven by a $3.6 million increase in costs related to being a public company and a $2.3 million increase in litigation-related costs. These increases in general and administrative expense were partially offset by decreased bad debt expense of $2.1 million, which was mainly due to improved collections.

Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
Lease modification, impairment, and related charges	$—	$—	$—	*	$1,056	$—	$1,056	*
__________
*Not meaningful
Lease modification, impairment, and related charges increased by $1.1 million for the six months ended July 30, 2022 compared to the six months ended July 31, 2021.
In the first quarter of fiscal year 2023, we executed a sublease for certain office space which resulted in a $1.1 million impairment to the related right-of-use asset which we recognized in lease modification, impairment, and related charges. We did not incur any lease modification, impairment, and related charges in the three months ended July 30, 2022 and in the three and six months ended July 31, 2021.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
Interest income and other income (expense), net	$1,541	$224	$1,317	*	$1,481	$384	$1,097	286%
__________
*Not meaningful
Interest income and other income (expense), net, increased by $1.3 million and $1.1 million for the three and six months ended July 30, 2022, respectively, compared to the three and six months ended July 31, 2021. The increase was primarily due to an increase in interest income due to higher interest-bearing cash balances in the six months ended July 30, 2022.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 30, 2022	July 31, 2021	Amount	%	July 30, 2022	July 31, 2021	Amount	%
Provision for income taxes	$40	$368	$(328)	(89)%	$763	$368	$395	107%
Effective tax rate	(0.1%)	(1.2%)			(0.6%)	(0.5%)
__________
*Not meaningful
The provision for income taxes decreased by $0.3 million, or 89%, for the three months ended July 30, 2022 compared to the three months ended July 31, 2021, primarily driven by our international operations.
The provision for income taxes increased by $0.4 million, or 107%, for the six months ended July 30, 2022 compared to the six months ended July 31, 2021, primarily driven by the expansion of our international operations.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	July 30, 2022	July 31, 2021
Non-GAAP gross profit	$111,864	$72,675
Non-GAAP gross margin	73%	72%
Non-GAAP loss from operations	$(20,225)	$(29,915)
Non-GAAP operating margin	(13)%	(30)%
Non-GAAP net loss	$(18,724)	$(30,059)

	Six Months Ended
	July 30, 2022	July 31, 2021
Adjusted free cash flow	$(89,125)	$(86,478)
Adjusted free cash flow margin	(30)%	(46)%
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

	Three Months Ended
	July 30, 2022	July 31, 2021
Gross profit	$109,266	$72,675
Add:
Stock-based compensation expense-related charges (1)	2,598	—
Non-GAAP gross profit	$111,864	$72,675
Non-GAAP gross margin	73%	72%
__________
(1)Stock-based compensation expense-related charges included approximately $0.1 million of employer taxes on employee equity transactions for the three months ended July 30, 2022.

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

	Three Months Ended
	July 30, 2022	July 31, 2021
Loss from operations	$(65,782)	$(31,229)
Add:
Stock-based compensation expense-related charges (1)	45,557	1,314
Lease modification, impairment, and related charges	—	—
Non-GAAP loss from operations	$(20,225)	$(29,915)
Non-GAAP operating margin	(13)%	(30)%
__________
(1)Stock-based compensation expense-related charges included approximately $1.2 million of employer taxes on employee equity transactions for the three months ended July 30, 2022.
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

	Three Months Ended
	July 30, 2022	July 31, 2021
Net loss	$(64,281)	$(31,373)
Add:
Stock-based compensation expense-related charges, net of applicable taxes	45,557	1,314
Lease modification, impairment, and related charges, net of applicable taxes	—	—
Non-GAAP net loss	$(18,724)	$(30,059)

Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin
We define adjusted free cash flow as net cash used in operating activities less cash used for purchases of property and equipment, plus non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, which was completed in the second quarter of fiscal year 2023, net of tenant allowances. Adjusted free cash flow margin is calculated as adjusted free cash flow as a percentage of total revenue. We believe that adjusted free cash flow and adjusted free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of adjusted free cash flow to net cash used in operating activities for the periods presented (in thousands, except percentages):

	Six Months Ended
	July 30, 2022	July 31, 2021
Net cash used in operating activities	$(85,760)	$(81,914)
Purchase of property and equipment	(16,930)	(6,269)
Purchase of property and equipment for build-out of corporate office facilities	13,565	1,705
Adjusted free cash flow	$(89,125)	$(86,478)
Adjusted free cash flow margin	(30)%	(46)%
Net cash used in investing activities	$(16,930)	$(6,751)
Net cash provided by (used in) financing activities	$8,009	$(1,004)
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our IPO, which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,056.2 million as of July 30, 2022. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash and cash equivalents will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
As of July 30, 2022, our principal sources of liquidity were cash and cash equivalents of $826.1 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of three months or less, when purchased. In August 2022, the Company invested $650.0 million in marketable securities consisting of U.S. treasury securities, commercial paper, and money market funds.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended
	July 30, 2022	July 31, 2021
Net cash used in operating activities	$(85,760)	$(81,914)
Net cash used in investing activities	$(16,930)	$(6,751)
Net cash provided by (used in) financing activities	$8,009	$(1,004)

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
Cash used in operating activities was $85.8 million for the six months ended July 30, 2022. This consisted of a net loss of $135.3 million, adjusted for non-cash charges of $96.9 million, and changes in our operating assets and liabilities of $47.4 million. The non-cash charges were primarily comprised of stock-based compensation expense of $88.0 million, depreciation and amortization of $5.0 million, bad debt expense of $3.0 million, and lease modification, impairment, and related charges of $1.1 million.
Cash used in operating activities was $81.9 million for the six months ended July 31, 2021. This consisted of a net loss of $69.8 million, adjusted for non-cash charges of $14.3 million, and changes in our operating assets and liabilities of $26.4 million. The non-cash charges were primarily comprised of depreciation and amortization of $5.3 million, bad debt expense of $5.1 million, and stock-based compensation expense of $2.8 million.
Investing Activities
Cash used in investing activities was $16.9 million and $6.8 million for the six months ended July 30, 2022 and July 31, 2021, respectively, which primarily consisted of capital expenditures for additional office facilities.
Financing Activities
Cash provided by financing activities was $8.0 million for the six months ended July 30, 2022, which primarily consisted of $10.7 million of proceeds from ESPP purchases and exercises of stock options, partially offset by $2.2 million in payments of offering costs.
Cash used in financing activities was $1.0 million for the six months ended July 31, 2021, which primarily consisted of $1.7 million in payments of offering costs, partially offset by $0.9 million of proceeds from exercises of stock options.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of July 30, 2022. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting policies and estimates during the six months ended July 30, 2022.
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

Based on the aggregate worldwide market value of our voting and non-voting common equity securities held by non-affiliates on the last business day of our second fiscal quarter ended July 30, 2022, we expect to cease to be an emerging growth company as of January 28, 2023. Accordingly, we will be required to comply with the new or revised accounting pronouncements as of the effective dates applicable to public companies that are not emerging growth companies.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange and inflation risks.
Interest Rate Risk
As of July 30, 2022, we had $826.1 million of cash and cash equivalents. In addition, we had $23.1 million of restricted cash primarily due to outstanding letters of credit. Our cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. As of July 30, 2022, we do not believe a hypothetical 10% increase or decrease in interest rates during any of the periods presented would have had a material impact on our condensed consolidated financial statements.
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
Inflation Risk
We do not believe that inflation has had a material impact on our condensed consolidated financial statements. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material impact on our condensed consolidated financial statements.
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
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses for the foreseeable future. We incurred net losses of $135.3 million and $69.8 million for our six months ended July 30, 2022 and July 31, 2021, respectively. As a result, we had an accumulated deficit of $1,056.2 million and $921.0 million as of July 30, 2022 and January 29, 2022, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also have incurred and expect to incur significant additional legal, accounting, and other expenses as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability on a consistent basis or at all, which would cause our business, financial condition, and results of operations to suffer.

Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the second quarter of fiscal year 2023, we recognized stock-based compensation expense of $40.0 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $328.0 million as of July 30, 2022, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve profitability. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”
Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts or product returns by our existing customers, and the maturation of our business, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.
The ongoing COVID-19 pandemic (including any new strains or variants) could harm our business and results of operations.
The COVID-19 pandemic has impacted worldwide economic activity and financial markets, significantly increasing economic volatility and uncertainty. For example, as a result of COVID-19 and the resulting economic conditions, we have experienced and expect to continue to experience an increase in the average length of sales cycles to onboard new customers, in some cases by more than several weeks or months, delays in new projects and purchasing decisions, and requests by some customers for contract renegotiations or extension of payment obligations, all of which have adversely affected, and could materially and adversely impact, our business, financial condition, and results of operations in future periods.
In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and technology partners for an indefinite period of time, including as a result of supply chain constraints or uncertainty in the financial markets, all of which could negatively impact our business and results of operations. More generally, the COVID-19 outbreak has adversely affected economies and financial markets globally, leading to an economic downturn, which could adversely affect demand for our products, has led to some of our customers going through bankruptcy proceedings, has adversely affected our ability to collect payments from our customers and could harm our business and results of operations. It is possible that continued widespread remote or flexible work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote or flexible working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
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
•our failure to develop or expand relationships with existing channel or original equipment manufacturing (“OEM”) partners or to attract new channel or OEM partners;
•our failure to develop our application ecosystem and integrate with new applications and devices used by potential customers;
•our failure to help potential customers successfully deploy and use our solution; and
•general macroeconomic conditions, including the ongoing COVID-19 pandemic, rising inflation and interest rates, and other recent global financial, economic, and political events that may impact our customers and the industries in which they operate.
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
In particular, part of our strategy is to target sales to larger customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles (which typically last several months and, in some cases, have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment terms, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers may require considerable time to evaluate and test our solution prior to purchasing a subscription. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use case, the specific deployment plan of each customer, the complexity of the customer’s organization, and the difficulty of such deployment, as well as whether a sale is made directly by us or through resellers or other partners. Moreover, large customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, sales to large customers and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.
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
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers, and in some instances, a single joint design manufacturer, to allocate sufficient manufacturing capacity to meet our needs, to produce IoT devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. For example, over the last several fiscal quarters, there has been an ongoing global silicon component shortage, which has resulted in delays in shipments of goods across many industries, including for components used in our IoT devices. Global transportation and freight networks have also been strained as a result of COVID-19, geopolitical conflicts, labor disputes and other factors, which has caused freight shipping costs and lead times to increase. Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as the recent outbreaks of the COVID-19 pandemic in various regions of Asia) and resulting lockdowns, geopolitical disputes (such as ongoing conflicts between China and other countries), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our joint design manufacturers and suppliers have a large presence in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing and supply partners’ operations in Taiwan. Although we have extended our supply orders to the latest quoted lead times and have made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
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
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the six months ended July 30, 2022, we increased our operating expenses to $348.3 million as compared to $204.6 million for the six months ended July 31, 2021. We expect to continue making significant expenditures on sales, hiring and marketing efforts and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
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
We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources. In addition, we operate globally and sell our products to customers in many countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources and operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance, accounting and general business process and systems and controls, as well as our IT and security infrastructure. We must also attract, develop, and retain a significant number of qualified personnel without undermining our culture of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team that has been central to our growth. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our Connected Operations Cloud may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.

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
The industries in which we operate are subject to rapid technological change. The introduction of new technologies will continue to have a significant effect on competitive conditions to which we are subject. In order to continue to provide value for our customers, we must offer innovative Applications that allow our customers to track and manage their fleets, equipment, sites and other connected assets on a timely basis. Certain technologies and industry developments, such as autonomous vehicles with closed software ecosystems, may negatively impact our ability to compete within certain industries. Even if such software ecosystems were not entirely closed to our solution, autonomous vehicles may reduce the overall demand for vehicular Applications that provide safety and compliance functionality. If we are unable to develop new Applications that provide utility to our customers and provide enhancements and new features for our existing Applications that keep pace with rapid technological and regulatory change, our revenues and results of operations could be adversely affected.
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
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel, particularly Sanjit Biswas, our Chief Executive Officer and co-founder, and John Bicket, our Chief Technology Officer and co-founder, as well as our ability to attract and retain additional qualified management and employees. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In addition, the success of any future acquisitions depends in part on our retention and integration of key personnel from the acquired company or business. In response to competition, labor shortages, rising inflation rates and other market conditions, we may need to adjust employee cash compensation, which would affect our operating costs and our margins. In addition, we have adjusted and may in the future need to adjust employee equity compensation as a result of these factors, including by issuing retention grants and other additional equity awards, which would affect our outstanding share count, cause dilution to existing shareholders, and affect our results of operations.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 11% of our revenue for the six months ended July 30, 2022. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•general economic conditions in each country or region in which we operate;
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
•political instability, geopolitical disputes such as the conflict between Russia and Ukraine or increasing tensions between China and Taiwan, or terrorist activities;
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
Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of July 30, 2022, our patent portfolio consisted of 45 issued U.S. patents and five allowed U.S. patents (i.e., with issuance pending), and 101 U.S. patent applications pending for examination. As of July 30, 2022, we did not have any non-U.S. patents or patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.
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
Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other federal and state agencies. Further, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and may be subject to similar regulations in other countries in which they are used. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, inquiries from FMCSA relating to our self-certified ELD application, including those arising from revised or newly clarified regulatory guidance from FMCSA, could put our self-certification of our ELD application at risk or require changes to our ELD functionality that could make our ELD application less desirable to existing and potential customers. Further, in Canada, we have obtained certification for three of our ELD models. Failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD application for compliance purposes in Canada.
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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The European Union adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing European Union laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data subject to the GDPR from the European Economic Area (“EEA”) to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including using standard contractual clauses approved by the European Commission (the “SCCs”); however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs that are required to be implemented over time. In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland and the United Kingdom and may experience hesitancy, reluctance, or refusal by customers to continue to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland and the United Kingdom regarding international data transfers and data protection obligations imposed on them. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).
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

Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CCPA may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. A new privacy law, the California Privacy Rights Act (“CPRA”), was approved by California voters in the November 3, 2020 election and will go into effect on January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Connecticut, Texas, Washington, Virginia, Colorado and Utah, have implemented, or are considering implementing, their own versions of privacy legislation. The U.S. federal government also is contemplating federal privacy legislation. Numerous differing state privacy and data security requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because some of our products employ technology that may be perceived as subject to these laws, we and our customers have in certain situations been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition. Further, the United Kingdom ceased to be a European Union Member State on January 31, 2020, but enacted legislation that substantially implements the GDPR and which provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of our global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted new SCCs addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented over time. While the European Union has deemed the United Kingdom an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
•Supply chain, freight and shipping costs;
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

•General economic, industry and market conditions, including global supply chain challenges, foreign currency fluctuations, rising inflation and interest rates and monetary policy changes, lower consumer confidence, and volatile equity markets;
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
•The impact of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, geopolitical tensions involving China, and related macroeconomic events on our and our customers’ and partners’ respective operations;
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
We have limited experience in determining the optimal prices for subscriptions to our solution, particularly under economic conditions characterized by high inflation or in a recessionary or uncertain economic environment. As we expand our offerings, as the markets for our solution mature, as competitors introduce new solutions or services that compete with ours, as we enter new international markets, and as macroeconomic conditions evolve, we may be unable to attract and retain customers at the prices or terms we set. If we do not optimally adjust pricing for our solution, our revenue and margins, as well as our ability to acquire and retain customers, may be negatively impacted.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on corporate stock repurchases by publicly traded companies. This act, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability. Many countries in the European Union, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall tax liabilities could increase, and our business, financial condition or results of operations may be adversely impacted.
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
We collect sales, value added and other similar taxes in a number of jurisdictions. One or more U.S. states or municipalities, as well as other countries, may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. An increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies, which has previously increased, and may in the future increase, our tax exposure. We previously expanded our registrations and compliance requirements. However, there can be no assurance that tax authorities in jurisdictions where we conduct business will not assert that we are subject to additional taxes or required to collect additional taxes or impose additional taxes in the future. An expansion by a U.S. state or local government, or other country or jurisdiction of sales, use, value added, digital services or other similar taxes could, among other things, result in additional tax liabilities for us or our customers and/or create additional administrative burdens for us.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of January 29, 2022, we had U.S. federal net operating loss (“NOL”) carryforwards of $1,185.0 million and U.S. state NOL carryforwards of $689.3 million, which may be utilized against future income taxes. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the deductibility of our federal NOL carryforwards generated in taxable years beginning after December 31, 2017 is limited to 80% of taxable income in taxable years beginning after December 31, 2020. Our NOL carryforwards may also be subject to limitations under state law. Limitations imposed by the applicable jurisdictions on our ability to utilize NOL carryforwards, including with respect to the NOL carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOL carryforwards.

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
•other events or factors, including those resulting from geopolitical disputes (including but not limited to the ongoing conflict between Ukraine and Russia and geopolitical tensions involving China), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
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
We are an “emerging growth company,” as defined in the JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related selected financial data and management’s discussion and analysis of financial condition, and results of operations disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being exempt from any rules that could be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotations or a supplement to the auditor’s report on financial statements; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.
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
Based on the aggregate worldwide market value of our voting and non-voting common equity securities held by non-affiliates on the last business day of our second fiscal quarter ended July 30, 2022, we expect to cease to be an emerging growth company as of January 28, 2023.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. Based on the market value of our equity securities held by non-affiliates on the last business day of our second fiscal quarter ended July 30, 2022, we expect to cease to be an emerging growth company as of January 28, 2023. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, financial condition, and results of operations and could cause a decline in the trading price of our Class A common stock.
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
We generate our revenue from selling subscriptions to our Connected Operations Cloud to industries that depend on physical operations. These industries include transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Given the concentration of our business activities in these industries, we will be particularly exposed to certain economic downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and geopolitical tensions involving China, and increasing inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate. A poor economic environment could result in significant decreases in demand for our Connected Operations Cloud, including the delay or cancellation of current or anticipated customer engagements. For example, rising inflation rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping. Additionally, an inflationary environment may cause customers to defer or decrease their expenditures on products like ours. Any of these economic conditions may have a material adverse effect on our business, financial condition, and results of operations.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for businesses to accurately forecast and plan future business activities, and have caused and may continue to cause businesses to slow spending on information technology products, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit on acceptable terms, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
We have limited experience operating our business at current scale under economic conditions characterized by high inflation or in a recessionary or uncertain economic environment. Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. Customers with significant physical operations, such as those we primarily serve, may be susceptible to greater disruption in times of economic uncertainty. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of subscriptions to access our Connected Operations Cloud are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
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

SAMSARA INC.

Date: September 6, 2022	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: September 6, 2022	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)