Form 10-Q
period 2022-10-29
Samsara Inc.
filed 2022-12-06
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒
As of November 29, 2022, there were 126,025,755 shares of the registrant’s Class A common stock, 392,850,088 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

		Page
	Special Note Regarding Forward-Looking Statements	2
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of October 29, 2022 and January 29, 2022	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended October 29, 2022 and October 30, 2021	5
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 29, 2022 and October 30, 2021	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 29, 2022 and October 30, 2021	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	81
Item 4.	Mine Safety Disclosures	81
Item 5.	Other Information	81
Item 6.	Exhibits	82
SIGNATURES		83

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
•our expectations regarding the effects and enforcement of existing and developing laws and regulations, including with respect to taxation and privacy and data protection, and the outcomes of litigation that we may from time to time become subject to;
•our expectations regarding the effects of the ongoing COVID-19 pandemic, the Russia-Ukraine conflict, geopolitical tensions involving China, and similar macroeconomic events, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, upon our and our customers’ and partners’ respective businesses;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	October 29, 2022	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$447,040	$921,218
Short-term investments	291,815	—
Accounts receivable, net	90,796	81,987
Inventories	44,501	33,067
Connected device costs, current	72,685	52,519
Prepaid expenses and other current assets	16,196	11,376
Total current assets	963,033	1,100,167
Restricted cash	23,096	23,092
Long-term investments	63,688	—
Property and equipment, net	57,358	36,772
Operating lease right-of-use assets	118,511	134,427
Connected device costs, non-current	180,120	141,292
Deferred commissions	128,212	117,757
Other assets, non-current	15,964	14,422
Total assets	$1,549,982	$1,567,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,366	$54,705
Accrued expenses and other current liabilities	34,848	31,835
Accrued compensation and benefits	22,511	27,107
Deferred revenue, current	255,420	203,185
Operating lease liabilities, current	21,701	21,447
Total current liabilities	377,846	338,279
Deferred revenue, non-current	118,823	110,501
Operating lease liabilities, non-current	106,182	123,513
Other liabilities, non-current	7,378	6,689
Total liabilities	610,229	578,982
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of October 29, 2022 and January 29, 2022; zero shares issued and outstanding as of October 29, 2022 and January 29, 2022	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of October 29, 2022 and January 29, 2022; 125,399,546 and 77,144,718 shares issued and outstanding as of October 29, 2022 and January 29, 2022, respectively	7	6
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of October 29, 2022 and January 29, 2022; 393,473,497 and 428,331,442 shares issued and outstanding as of October 29, 2022 and January 29, 2022, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of October 29, 2022 and January 29, 2022; zero shares issued and outstanding as of October 29, 2022 and January 29, 2022	—	—
Additional paid-in capital	2,055,481	1,909,964
Accumulated other comprehensive loss	(984)	(96)
Accumulated deficit	(1,114,774)	(920,950)
Total stockholders’ equity	939,753	988,947
Total liabilities and stockholders’ equity	$1,549,982	$1,567,929
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Revenue	$169,800	$113,819	$465,968	$302,593
Cost of revenue	47,253	31,781	131,128	85,778
Gross profit	122,547	82,038	334,840	216,815
Operating expenses
Research and development	49,970	29,687	132,802	78,668
Sales and marketing	94,056	58,704	273,347	166,569
General and administrative	41,997	24,399	127,098	72,157
Lease modification, impairment, and related charges	—	1,532	1,056	1,532
Total operating expenses	186,023	114,322	534,303	318,926
Loss from operations	(63,476)	(32,284)	(199,463)	(102,111)
Interest income and other income (expense), net	5,613	(143)	7,094	241
Loss before provision for income taxes	(57,863)	(32,427)	(192,369)	(101,870)
Provision for income taxes	692	19	1,455	387
Net loss	$(58,555)	$(32,446)	$(193,824)	$(102,257)
Other comprehensive income (loss), net of taxes:
Change in foreign currency translation adjustment	315	46	416	46
Change in unrealized gains (losses) on investments	(1,304)	—	(1,304)	—
Other comprehensive income (loss)	(989)	46	(888)	46
Comprehensive loss	$(59,544)	$(32,400)	$(194,712)	$(102,211)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.13)	$(0.38)	$(0.42)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	516,551,258	246,811,235	511,867,718	246,174,612
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 29, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at July 30, 2022	—	$—	514,366,270	$29	$2,009,323	$5	$(1,056,219)	$953,138
Issuance of common stock for vesting of restricted stock units (“RSUs”)	—	—	4,219,328	1	—	—	—	1
Issuance of common stock under equity compensation plans	—	—	287,445	—	165	—	—	165
Vesting of early exercised stock options	—	—	—	—	75	—	—	75
Stock-based compensation expense	—	—	—	—	45,918	—	—	45,918
Other comprehensive loss	—	—	—	—	—	(989)	—	(989)
Net loss	—	—	—	—	—	—	(58,555)	(58,555)
Balance at October 29, 2022	—	$—	518,873,043	$30	$2,055,481	$(984)	$(1,114,774)	$939,753

	Three Months Ended October 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at July 31, 2021	205,638,256	$949,067	246,922,737	$2	$37,155	$—	$(635,737)	$(598,580)
Issuance of common stock under equity compensation plans	—	—	1,391,649	—	376	—	—	376
Vesting of early exercised stock options	—	—	—	—	142	—	—	142
Repurchase of restricted common stock	—	—	(1,241)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	1,221	—	—	1,221
Other comprehensive income	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(32,446)	(32,446)
Balance at October 30, 2021	205,638,256	$949,067	248,313,145	$2	$38,889	$46	$(668,183)	$(629,246)

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended October 29, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 29, 2022	—	$—	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of RSUs	—	—	10,711,083	1	—	—	—	1
Issuance of common stock under equity compensation plans	—	—	2,686,238	—	10,877	—	—	10,877
Vesting of early exercised stock options	—	—	—	—	253	—	—	253
Repurchase of restricted common stock	—	—	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	134,387	—	—	134,387
Other comprehensive loss	—	—	—	—	—	(888)	—	(888)
Net loss	—	—	—	—	—	—	(193,824)	(193,824)
Balance at October 29, 2022	—	$—	518,873,043	$30	$2,055,481	$(984)	$(1,114,774)	$939,753

	Nine Months Ended October 30, 2021
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance at January 30, 2021	205,638,256	$949,067	245,985,471	$1	$33,122	$—	$(565,926)	$(532,803)
Issuance of common stock under equity compensation plans	—	—	2,335,940	1	1,264	—	—	1,265
Vesting of early exercised stock options	—	—	—	—	520	—	—	520
Repurchase of restricted common stock	—	—	(8,266)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	3,988	—	—	3,988
Other comprehensive income	—	—	—	—	—	46	—	46
Net loss	—	—	—	—	—	—	(102,257)	(102,257)
Balance at October 30, 2021	205,638,256	$949,067	248,313,145	$2	$38,889	$46	$(668,183)	$(629,246)
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Operating activities
Net loss	$(193,824)	$(102,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,350	8,217
Stock-based compensation expense	133,490	3,988
Lease modification, impairment, and related charges	1,056	1,532
Other non-cash charges	3,336	5,428
Changes in operating assets and liabilities:
Accounts receivable, net	(13,297)	(23,685)
Inventories	(11,434)	(8,635)
Prepaid expenses and other current assets	(5,300)	(1,819)
Connected device costs	(58,993)	(62,433)
Deferred commissions	(10,455)	(14,770)
Other assets, non-current	(1,520)	(939)
Accounts payable and other liabilities	(9,398)	35,468
Deferred revenue	60,557	36,825
Operating lease liabilities, net	(1,216)	(96)
Net cash used in operating activities	(98,648)	(123,176)
Investing activities
Purchase of property and equipment	(27,237)	(9,953)
Purchases of investments	(355,730)	—
Investing other	432	(582)
Net cash used in investing activities	(382,535)	(10,535)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	10,868	965
Proceeds from early exercise of stock options	—	152
Repurchase of restricted common stock	—	(5)
Payment of offering costs	(2,532)	(2,160)
Payment of principal on finance leases	(856)	(336)
Net cash provided by (used in) financing activities	7,480	(1,384)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(471)	46
Net decrease in cash, cash equivalents, and restricted cash	(474,174)	(135,049)
Cash, cash equivalents, and restricted cash, beginning of period	944,310	434,309
Cash, cash equivalents, and restricted cash, end of period	$470,136	$299,260
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$315	$168
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$1,081	$1,254
Stock option exercises in transit	$1	$122
Unpaid offering costs	$—	$935
Vesting of early exercised stock options	$253	$520
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 29, 2022 and the results of operations for the three and nine months ended October 29, 2022 and October 30, 2021, and cash flows for the nine months ended October 29, 2022 and October 30, 2021. The condensed consolidated balance sheet as of January 29, 2022 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 29, 2022 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the nine months ended October 29, 2022, except for the addition of the accounting policy for the Company’s investments.
Investments—The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date and classifies its marketable debt securities as either short-term or long-term based on their remaining contractual maturities. Short-term investments are investments with original or remaining maturities of one year or less at each balance sheet date. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and such amortization and accretion are included in “Interest income and other income (expense), net” on the condensed consolidated statements of operations and comprehensive loss.

For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through “Interest income and other income (expense), net” on the condensed consolidated statements of operations and comprehensive loss. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit-related unrealized losses are recognized as an allowance on the condensed consolidated balance sheets with a corresponding charge in “Interest income and other income (expense), net” on the condensed consolidated statements of operations and comprehensive loss. Non-credit related unrealized losses and unrealized gains on available-for-sale securities are included in accumulated other comprehensive income (loss).
Realized gains and losses are determined based on the specific identification method and are reported in “Interest income and other income (expense), net” on the condensed consolidated statements of operations and comprehensive loss. See Note 4, “Fair Value Measurements,” for information regarding the fair value of the Company’s investments in marketable debt securities.
Recently Adopted Accounting Pronouncements—There were no new accounting pronouncements adopted during the nine months ended October 29, 2022.
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
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of October 29, 2022 and January 29, 2022, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of three months or less when purchased. As of October 29, 2022, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, commercial paper, and money market funds.
Restricted cash as of October 29, 2022 and January 29, 2022 consists of letters of credit secured as collateral on the Company’s office space leases. Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	October 29, 2022	January 29, 2022
Cash and cash equivalents	$447,040	$921,218
Restricted cash	23,096	23,092
Total cash, cash equivalents, and restricted cash	$470,136	$944,310

The following is a summary of the Company’s cash equivalents and available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	October 29, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$37,282	$—	$—	$37,282
Commercial paper	211,820	—	(18)	211,802
U.S. government and agency securities	41,893	1	(14)	41,880
Corporate notes and bonds	4,998	—	(4)	4,994
Total cash equivalents	$295,993	$1	$(36)	$295,958

Investments:
Commercial paper	134,467	—	(14)	134,453
Corporate notes and bonds	112,757	5	(605)	112,157
U.S. government and agency securities	$109,548	$6	$(661)	$108,893
Total investments	$356,772	$11	$(1,280)	$355,503
The Company included $1.0 million of interest receivable in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of October 29, 2022.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of October 29, 2022 because such potential losses were not material.
As of October 29, 2022, the contractual maturities of the Company’s investments did not exceed 24 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
October 29, 2022
Due within one year	$291,815
Due in one year to two years	63,688
Total	$355,503
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the three and nine months ended October 29, 2022.
Concentrations of Credit Risk—The Company maintains its investments in marketable debt securities with high-quality financial institutions with investment-grade ratings.
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
The condensed consolidated financial statements as of October 29, 2022 and January 29, 2022 do not include any nonrecurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of October 29, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$160,378	$—	$—	$160,378
Commercial paper	—	211,802	—	211,802
U.S. government and agency securities	—	41,880	—	41,880
Corporate notes and bonds	—	4,994	—	4,994
Restricted cash—letters of credit	23,096	—	—	23,096
Total cash equivalents and restricted cash	$183,474	$258,676	$—	$442,150

Marketable debt securities:
Commercial paper	$—	$134,453	$—	$134,453
Corporate notes and bonds	—	112,157	—	112,157
U.S. government and agency securities	—	108,893	—	108,893
Total marketable debt securities	$—	$355,503	$—	$355,503

	As of January 29, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$866,364	$—	$—	$866,364
Restricted cash—letters of credit	23,092	—	—	23,092
Total cash equivalents and restricted cash	$889,456	$—	$—	$889,456
The Company determines the fair value of its security holdings based on pricing from the Company’s service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curve, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the nine months ended October 29, 2022 and October 30, 2021.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of October 29, 2022 and January 29, 2022 was $128.2 million and $117.8 million, respectively.

The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Capitalized commission costs	$16,599	$17,401	$47,442	$48,979
Amortization expense	12,477	11,982	36,987	34,210
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current as of October 29, 2022 and January 29, 2022 was $252.8 million and $193.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Capitalized connected device costs	$39,244	$31,051	$105,014	$89,979
Amortization expense	17,048	10,672	46,020	27,545
6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	October 29, 2022	January 29, 2022
Gross property and equipment
Computers and equipment	$1,206	$834
Leasehold improvements	45,982	24,752
Furniture and fixtures	19,765	16,854
Internal-use software development costs (1)	20,706	16,152
Total gross property and equipment	87,659	58,592
Accumulated depreciation and amortization (2)	(30,301)	(21,820)
Property and equipment, net	$57,358	$36,772
__________
(1)The Company’s internal-use software development costs included $0.5 million and $1.1 million of stock-based compensation costs for the three and nine months ended October 29, 2022, respectively, and an immaterial amount of stock-based compensation costs for the three and nine months ended October 30, 2021. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Capitalized internal-use software development costs	$2,003	$1,310	$4,554	$3,226
Amortization expense	$934	$856	$2,911	$2,398
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	October 29, 2022	January 29, 2022
Internal-use software development costs, net	$8,168	$6,747

(2)The following table presents the depreciation and amortization of property and equipment, excluding the accelerated depreciation expense of $29.7 million recorded in connection with the lease modification during the three and nine months ended October 30, 2021, which is included in “Lease modification, impairment, and related charges” on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Depreciation and amortization expense	$3,345	$512	$8,350	$5,819
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
The Company impaired and ceased using leased office spaces for which the Company recorded $1.1 million of expense in “Lease modification, impairment, and related charges” for the nine months ended October 29, 2022.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost	$6,333	$6,146	$19,096	$17,686
Short-term lease cost	172	45	486	157
Sublease income	(195)	(75)	(581)	(75)
Total lease cost	$6,310	$6,116	$19,001	$17,768
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,725	$8,418	$20,017	$18,856
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$—	$19,135	$—	$19,135
In the second quarter of fiscal year 2023, the Company relocated from its former corporate headquarters to its new corporate headquarters. During the nine months ended October 29, 2022, the Company recorded no additional operating leases and had a reduction of right-of-use (“ROU”) assets associated with a lease impairment of $1.0 million.

	As of
	October 29, 2022	January 29, 2022
Weighted-average remaining lease term—operating leases (in years)	6.6	7.1
Weighted-average discount rate—operating leases	4.49%	4.38%

Future minimum lease payments included in the measurement of operating lease liabilities as of October 29, 2022 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2023	$6,772
2024	26,853
2025	26,850
2026	19,946
2027	14,236
2028 and thereafter	56,239
Total future minimum lease payments (1)	150,896
Less: imputed interest	(23,013)
Total operating lease liabilities	$127,883
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to facility leases for the Company’s corporate office facilities in San Francisco, California, which was completed in the second quarter of fiscal year 2023, as well as other offices for the Company’s local operations. The table above does not reflect obligations under contracts that the Company can cancel without a significant penalty, the Company’s option to exercise early termination rights, or the payment of related early termination fees.
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of October 29, 2022 and January 29, 2022.
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
Revenue consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Subscription revenue	$166,555	$108,981	$457,083	$294,743
Other revenue	3,245	4,838	8,885	7,850
Total revenue	$169,800	$113,819	$465,968	$302,593
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Deferred revenue, beginning of period	$354,570	$274,332	$313,686	$249,572
Deferred revenue, end of period	374,243	286,509	374,243	286,509
Revenue recognized in the period from beginning deferred revenue balance	156,716	116,586	188,197	127,068

Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of October 29, 2022, the Company’s RPO was $1,290.8 million. The Company expects to recognize revenue of approximately $631.3 million over the next 12 months, with the remaining balance recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and nine months ended October 29, 2022 and October 30, 2021.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of October 29, 2022 and January 29, 2022.
9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of October 29, 2022.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by its suppliers and contract manufacturers.
In June 2022, the Company amended its agreement with a third-party cloud infrastructure provider and committed to spend at least $275.0 million between July 2022 and June 2027 on cloud infrastructure services ($33.0 million between July 2022 and June 2023, $42.0 million between July 2023 and June 2024, $52.0 million between July 2024 and June 2025, $66.0 million between July 2025 and June 2026, and $82.0 million between July 2026 and June 2027). The commitment may be offset by up to $11.0 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $0.3 million had been earned as of October 29, 2022.
Letters of Credit—As of October 29, 2022 and January 29, 2022, the Company had $23.1 million and $23.1 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company may become involved in various legal proceedings in the ordinary course of its business and may be subject to third-party intellectual property infringement claims.
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of October 29, 2022 were also not material.
Lease-Related Litigation—In March 2019, the Company signed a lease agreement with a landlord for certain premises located in San Francisco, California (the “Premises”). In September 2021, the Company sued the landlord in San Francisco Superior Court to enforce its right to terminate the lease and to recover damages on the grounds that the Premises were never adequately delivered to the Company. The landlord countersued the Company for allegedly breaching the lease. On October 30, 2021, the Company vacated the Premises. On November 17, 2021, the landlord drew down the remaining $8.7 million letter of credit, which the Company accounts for as a receivable in “Other assets, non-current.” The outcome of this matter is subject to ongoing litigation and is uncertain at this time.

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
10.    Equity
As of October 29, 2022, there were 125,399,546, 393,473,497, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 29, 2022, there were 77,144,718, 428,331,442, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of October 29, 2022 and January 29, 2022, as follows:

	As of
	October 29, 2022	January 29, 2022
2015 Equity Incentive Plan:
Options outstanding	7,045,765	8,628,071
RSUs outstanding	17,768,415	29,452,103
2021 Equity Incentive Plan:
RSUs outstanding	22,925,982	3,123,995
Shares available for future grants	60,497,288	54,050,260
2021 Employee Stock Purchase Plan:
Shares available for future issuance	14,144,817	10,200,000
Total shares of common stock reserved for future issuance	122,382,267	105,454,429
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. As of October 29, 2022 and January 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future grants was 60,497,288 and 54,050,260, respectively. The total number of shares of the Company’s Class A common stock reserved for future grants as of October 29, 2022 includes 25,273,808 shares added on the first day of fiscal year 2023 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—A summary of the stock options activity under the 2015 Plan during the nine months ended October 29, 2022 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 29, 2022	8,628,071	$3.77	6.9	$111,170
Exercised	(1,576,293)	$0.33
Forfeited, canceled, or expired	(6,013)	$1.16
Balance as of October 29, 2022	7,045,765	$4.54	6.6	$55,250
Exercisable as of October 29, 2022	5,318,237	$3.72	6.2	$46,134
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
There were no stock options granted during the nine months ended October 29, 2022 and October 30, 2021. The intrinsic value of stock options exercised was $22.9 million and $46.9 million during the nine months ended October 29, 2022 and October 30, 2021, respectively.
As of October 29, 2022, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $6.4 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.
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
As of October 29, 2022 and January 29, 2022, there were 28,502 and 138,710 unvested early exercised shares outstanding, respectively, which remain subject to repurchase. The liability related to such shares was $0.1 million and $0.4 million as of October 29, 2022 and January 29, 2022, respectively.
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

A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the nine months ended October 29, 2022 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 29, 2022	32,576,098	$10.83
Granted	23,429,122	$13.40
Vested	(10,711,083)	$10.15
Forfeited	(4,599,740)	$11.25
Balance as of October 29, 2022	40,694,397	$12.44
As of October 29, 2022, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $379.0 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.8 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock initially were reserved for future sale under the 2021 ESPP. In addition, the number of shares of the Company’s Class A common stock are increased by any annual automatic evergreen increases in the number of shares of Class A common stock reserved for future sale under the 2021 ESPP on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 ESPP. As of October 29, 2022 and January 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future issuance was 14,144,817 and 10,200,000, respectively. As of October 29, 2022, the total number of shares of the Company’s Class A common stock reserved for future issuance includes the annual automatic evergreen increase of 5,054,762 shares.
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
For the nine months ended October 29, 2022, 1,109,945 shares of common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $10.3 million.
As of October 29, 2022, unrecognized stock-based compensation expense related to the 2021 ESPP for employees that are expected to vest was approximately $2.1 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.3 years.

Employee Stock Purchase Plan Valuation—The Company estimates the fair value of shares to be issued under the 2021 ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect fair value. The weighted-average assumptions used to estimate the fair value of shares to be issued under the 2021 ESPP which were granted during the nine months ended October 29, 2022 were as follows:

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
Expected term (years)—For all offering periods subsequent to the first offering period, the expected term is approximately 0.5 years for the first purchase period and approximately 1.0 year for the second purchase period.
Risk-free interest rate—The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock-based award.
Expected dividend yield—Because the Company has never paid and has no intention to pay cash dividends on its common stock, the expected dividend yield is zero.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Stock options	$1,081	$1,221	$3,305	$3,988
RSUs	41,537	—	120,888	—
ESPP	2,920	—	9,297	—
Total stock-based compensation expense	$45,538	$1,221	$133,490	$3,988
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Cost of revenue	$2,589	$9	$6,834	$10
Research and development	17,928	219	45,398	550
Sales and marketing	12,292	84	41,159	381
General and administrative	12,729	909	40,099	3,047
Total stock-based compensation expense	$45,538	$1,221	$133,490	$3,988
11.    Income Taxes
The Company had an effective tax rate of (1.2)% and (0.1)% for the three months ended October 29, 2022 and October 30, 2021, respectively, and (0.8)% and (0.4)% for the nine months ended October 29, 2022 and October 30, 2021, respectively. The Company’s provision for income taxes was $0.7 million and immaterial for the three months ended October 29, 2022 and October 30, 2021, respectively, and $1.5 million and $0.4 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

As of October 29, 2022 and January 29, 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable. Accordingly, the Company established a full valuation allowance against its deferred tax assets. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.
The unrecognized tax benefits for the nine months ended October 29, 2022 and October 30, 2021, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had no interest and penalties accrued as of October 29, 2022 and January 29, 2022. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator:
Net loss	$(58,555)	$(32,446)	$(193,824)	$(102,257)
Net loss attributable to common stockholders	(58,555)	(32,446)	(193,824)	(102,257)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	516,551,258	246,811,235	511,867,718	246,174,612
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.13)	$(0.38)	$(0.42)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Convertible preferred stock	—	205,638,256	—	205,638,256
Outstanding stock options	7,045,765	9,259,852	7,045,765	9,259,852
RSUs	40,694,397	48,564,016	40,694,397	48,564,016
ESPP	46,822	—	11,751	—
Total antidilutive securities	47,786,984	263,462,124	47,751,913	263,462,124
13.    Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
United States	$151,747	$101,969	$415,871	$271,801
Other (1)	18,053	11,850	50,097	30,792
Total revenue	$169,800	$113,819	$465,968	$302,593
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	October 29, 2022	January 29, 2022
United States	$166,708	$160,310
Other (1)	9,161	10,889
Total long-lived assets, net	$175,869	$171,199
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 29, 2022 included in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and (2) the unaudited condensed consolidated financial statements and the related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our two most recent fiscal years ended on January 29, 2022 and January 30, 2021, and each consisted of 52 weeks.
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
We were founded in 2015 and have achieved significant growth since our inception. For our three months ended October 29, 2022 and October 30, 2021, our revenue was $169.8 million and $113.8 million, respectively, representing year-over-year growth of 49%. Our net loss was $58.6 million and $32.4 million for the three months ended October 29, 2022 and October 30, 2021, respectively. For our nine months ended October 29, 2022 and October 30, 2021, our revenue was $466.0 million and $302.6 million, respectively, representing year-over-year growth of 54%. Our net loss was $193.8 million and $102.3 million for the nine months ended October 29, 2022 and October 30, 2021, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships and we continue to make significant investments in order to grow our customer base. We estimate that for the last three fiscal years, the calculated lifetime value of our customers has exceeded eight times the associated cost of acquiring them.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	October 29, 2022	October 30, 2021
Annual recurring revenue (“ARR”)	$723,667	$492,838
Customers > $100,000 ARR	1,113	715
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
Macroeconomic Trends
The ongoing COVID-19 pandemic and other macroeconomic conditions have negatively impacted worldwide economic activity, including by causing widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services, labor shortages, delayed or reduced spending on information technology products, and significant volatility and disruption of financial markets. While the negative impacts directly attributable to the COVID-19 pandemic have continued to varying degrees, the Russian invasion of Ukraine in the first quarter of fiscal year 2023 has caused further economic instability and contributed to further price increases for a wide variety of goods and services, including fuel costs, resulting in significant inflationary pressure in the United States, Europe, and other regions of the world. In response to concerns over ongoing inflationary risks, the United States Federal Reserve and other central banks raised interest rates significantly during the nine months ended October 29, 2022 and signaled the expectation of further interest rate increases in the future. In addition, the increase in global economic uncertainty has resulted in the U.S. dollar increasing in value relative to the currencies of other countries in which our operations are located, including the British Pound and Euro. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
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
As our customers expand and increase the use of our Connected Operations Cloud driven by increased IoT devices and additional Applications, we expect our cost of revenue as a percentage of revenue to remain relatively flat from year to year and may also vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
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
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net consists primarily of income earned on our money market funds included in cash and cash equivalents, restricted cash, and our short-term and long-term investments, including amortization of premiums and accretion of discounts related to our marketable debt securities, net of associated fees. We also have foreign currency remeasurement gains and losses and foreign currency transaction gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
Comparison of the Three and Nine Months Ended October 29, 2022 and October 30, 2021
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
Revenue	$169,800	$113,819	$55,981	49%	$465,968	$302,593	$163,375	54%
Revenue increased by $56.0 million and $163.4 million, or 49% and 54%, for the three and nine months ended October 29, 2022, respectively, compared to the three and nine months ended October 30, 2021, primarily due to an increase in customer count and increased purchases by existing customers of our subscription offerings, including subscriptions to additional products.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
Cost of revenue	$47,253	$31,781	$15,472	49%	$131,128	$85,778	$45,350	53%
Gross profit	$122,547	$82,038			$334,840	$216,815
Gross margin	72%	72%			72%	72%
Cost of revenue increased by $15.5 million, or 49%, for the three months ended October 29, 2022 compared to the three months ended October 30, 2021, primarily due to $7.1 million of increased amortization of deferred IoT device costs, $6.7 million of increased direct labor costs, of which $2.5 million was an increase in stock-based compensation expense, and increased infrastructure costs of $1.5 million associated with our product offerings. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Cost of revenue increased by $45.4 million, or 53%, for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, primarily due to $20.2 million of increased amortization of deferred IoT device costs, $17.0 million of increased direct labor costs, of which $6.6 million was an increase in stock-based compensation expense, and increased infrastructure costs of $7.5 million associated with our product offerings. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Our gross margin remained flat at 72% for the three and nine months ended October 29, 2022 compared to the three and nine months ended October 30, 2021, mainly due to operational efficiencies in infrastructure costs offset by an increase in stock-based compensation expense and IoT device costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
Research and development	$49,970	$29,687	$20,283	68%	$132,802	$78,668	$54,134	69%
Percentage of revenue	29%	26%			29%	26%
Research and development expense increased by $20.3 million, or 68%, for the three months ended October 29, 2022 compared to the three months ended October 30, 2021, primarily due to a $22.9 million increase in employee-related costs, which included a $17.7 million increase in stock-based compensation expense and a $5.1 million increase in salaries and benefits and related employer taxes driven primarily by increased headcount to support our research and development organization. Our increase in research and development expense was also driven by a $1.4 million increase in third-party cloud infrastructure costs to support research and development activities. The increase in research and development expense was partially offset by a $5.4 million decrease in expense associated with product initiatives.
Research and development expense increased by $54.1 million, or 69%, for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, primarily due to a $53.6 million increase in employee-related costs, which included a $44.8 million increase in stock-based compensation expense and an $8.7 million increase in salaries and benefits and related employer taxes driven primarily by increased headcount to support our research and development organization. Our increase in research and development expense was also driven by a $2.9 million increase in third-party cloud infrastructure costs to support research and development activities and a $2.0 million increase in allocated overhead costs primarily due to software subscriptions and allocated rent. The increase in research and development expense was partially offset by a $5.7 million decrease in expense associated with product initiatives.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
Sales and marketing	$94,056	$58,704	$35,352	60%	$273,347	$166,569	$106,778	64%
Percentage of revenue	55%	52%			59%	55%
Sales and marketing expense increased by $35.4 million, or 60%, for the three months ended October 29, 2022 compared to the three months ended October 30, 2021, primarily due to a $28.4 million increase in employee-related costs, which included a $14.8 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support our sales organization, a $12.2 million increase in stock-based compensation expense, and a $1.3 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $2.6 million increase in allocated overhead costs primarily due to allocated rent and software subscriptions, a $2.4 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and events, a $1.5 million increase in expenses relating to lead generation, and a $1.3 million increase in expenses relating to outside services.
Sales and marketing expense increased by $106.8 million, or 64%, for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, primarily due to an $85.4 million increase in employee-related costs, which included a $40.8 million increase in stock-based compensation expense, a $40.5 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support our sales organization, and a $4.1 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $10.3 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and events, a $5.1 million increase in allocated overhead costs primarily due to allocated rent and software subscriptions, and a $4.1 million increase in expenses relating to outside services.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
General and administrative	$41,997	$24,399	$17,598	72%	$127,098	$72,157	$54,941	76%
Percentage of revenue	25%	21%			27%	24%
General and administrative expense increased by $17.6 million, or 72%, for the three months ended October 29, 2022 compared to the three months ended October 30, 2021, primarily due to a $15.6 million increase in employee-related costs, which included a $11.8 million increase in stock-based compensation expense and a $3.7 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. Our increase in general and administrative expense was also driven by a $1.7 million increase in costs related to being a public company. These increases in general and administrative expense were partially offset by a $1.6 million decrease in allocated overhead costs, primarily due to a decrease in unallocated lease costs associated with unused office facilities that we reoccupied in the first quarter of fiscal year 2023.
General and administrative expense increased by $54.9 million, or 76%, for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021, primarily due to a $47.4 million increase in employee-related costs, which included a $37.1 million increase in stock-based compensation expense and a $10.4 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions. Our increase in general and administrative expense was also driven by a $5.3 million increase in costs related to being a public company and a $3.1 million increase in litigation-related costs. These increases in general and administrative expense were partially offset by decreased bad debt expense of $2.1 million, which was mainly due to improved collections.

Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
Lease modification, impairment, and related charges	$—	$1,532	$(1,532)	(100%)	$1,056	$1,532	$(476)	(31%)
Lease modification, impairment, and related charges decreased by $1.5 million, or 100%, for the three months ended October 29, 2022 compared to the three months ended October 30, 2021.
Lease modification, impairment, and related charges decreased by $0.5 million, or 31%, for the nine months ended October 29, 2022 compared to the nine months ended October 30, 2021.
In the first quarter of fiscal year 2023, we executed a sublease for certain office space which resulted in a $1.1 million impairment to the related ROU asset which we recognized in lease modification, impairment, and related charges for the nine months ended October 29, 2022. We did not incur any lease modification, impairment, and related charges in the three months ended October 29, 2022.
In the third quarter of fiscal year 2022, we determined that we no longer had the right to control the use of a certain office location and accordingly accounted for a lease modification for such facility, and also impaired and ceased using other leased office spaces. As a result of our leasing activities, we recognized $1.5 million in lease modification, impairment, and related charges for the three and nine months ended October 30, 2021.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
Interest income and other income (expense), net	$5,613	$(143)	$5,756	*	$7,094	$241	$6,853	*
__________
*Not meaningful
Interest income and other income (expense), net, increased by $5.8 million and $6.9 million for the three and nine months ended October 29, 2022, respectively, compared to the three and nine months ended October 30, 2021. The increase was primarily due to higher interest-bearing cash balances in the three and nine months ended October 29, 2022 and due to net accretion of discounts and interest income earned on our managed portfolio of marketable debt securities.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 29, 2022	October 30, 2021	Amount	%	October 29, 2022	October 30, 2021	Amount	%
Provision for income taxes	$692	$19	$673	*	$1,455	$387	$1,068	276%
Effective tax rate	(1.2%)	(0.1%)			(0.8%)	(0.4%)
__________
*Not meaningful
The provision for income taxes increased by $0.7 million and $1.1 million, or 276%, for the three and nine months ended October 29, 2022, respectively, compared to the three and nine months ended October 30, 2021. The increase was primarily driven by the expansion of our international operations.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021
Non-GAAP gross profit	$125,232	$82,047
Non-GAAP gross margin	74%	72%
Non-GAAP loss from operations	$(16,607)	$(29,531)
Non-GAAP operating margin	(10)%	(26)%
Non-GAAP net loss	$(11,686)	$(29,693)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Adjusted free cash flow	$(104,011)	$(129,523)
Adjusted free cash flow margin	(22)%	(43)%
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

	Three Months Ended
	October 29, 2022	October 30, 2021
Gross profit	$122,547	$82,038
Add:
Stock-based compensation expense-related charges (1)	2,685	9
Non-GAAP gross profit	$125,232	$82,047
Non-GAAP gross margin	74%	72%
__________
(1)Stock-based compensation expense-related charges included approximately $0.1 million of employer taxes on employee equity transactions for the three months ended October 29, 2022.

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

	Three Months Ended
	October 29, 2022	October 30, 2021
Loss from operations	$(63,476)	$(32,284)
Add:
Stock-based compensation expense-related charges (1)	46,869	1,221
Lease modification, impairment, and related charges	—	1,532
Non-GAAP loss from operations	$(16,607)	$(29,531)
Non-GAAP operating margin	(10)%	(26)%
__________
(1)Stock-based compensation expense-related charges included approximately $1.3 million of employer taxes on employee equity transactions for the three months ended October 29, 2022.
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

	Three Months Ended
	October 29, 2022	October 30, 2021
Net loss	$(58,555)	$(32,446)
Add:
Stock-based compensation expense-related charges, net of applicable taxes	46,869	1,221
Lease modification, impairment, and related charges, net of applicable taxes	—	1,532
Non-GAAP net loss	$(11,686)	$(29,693)

Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin
We define adjusted free cash flow as net cash used in operating activities less cash used for purchases of property and equipment, plus non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances. Adjusted free cash flow margin is calculated as adjusted free cash flow as a percentage of total revenue. We believe that adjusted free cash flow and adjusted free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of adjusted free cash flow to net cash used in operating activities for the periods presented (in thousands, except percentages):

	Nine Months Ended
	October 29, 2022	October 30, 2021
Net cash used in operating activities	$(98,648)	$(123,176)
Purchase of property and equipment	(27,237)	(9,953)
Purchase of property and equipment for build-out of corporate office facilities	21,874	3,606
Adjusted free cash flow	$(104,011)	$(129,523)
Adjusted free cash flow margin	(22)%	(43)%
Net cash used in investing activities	$(382,535)	$(10,535)
Net cash provided by (used in) financing activities	$7,480	$(1,384)
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,114.8 million as of October 29, 2022. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
As of October 29, 2022, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $802.5 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of three months or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, commercial paper, and money market funds.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended
	October 29, 2022	October 30, 2021
Net cash used in operating activities	$(98,648)	$(123,176)
Net cash used in investing activities	$(382,535)	$(10,535)
Net cash provided by (used in) financing activities	$7,480	$(1,384)

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
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, non-cash operating lease costs, depreciation and amortization of property and equipment, lease modification, impairment, and related charges, and changes in operating assets and liabilities during each period.
Cash used in operating activities was $98.6 million for the nine months ended October 29, 2022. This consisted of a net loss of $193.8 million, adjusted for non-cash charges of $146.2 million, and changes in our operating assets and liabilities of $51.1 million. The non-cash charges were primarily comprised of stock-based compensation expense of $133.5 million, depreciation and amortization of $8.4 million, bad debt expense of $4.5 million, and lease modification, impairment, and related charges of $1.1 million.
Cash used in operating activities was $123.2 million for the nine months ended October 30, 2021. This consisted of a net loss of $102.3 million, adjusted for non-cash charges of $19.2 million, and changes in our operating assets and liabilities of $40.1 million. The non-cash charges were primarily comprised of depreciation and amortization of $8.2 million, bad debt expense of $6.6 million, stock-based compensation expense of $4.0 million, and lease modification, impairment, and related charges of $1.5 million.
Investing Activities
Cash used in investing activities was $382.5 million for the nine months ended October 29, 2022, which primarily consisted of $355.7 million of purchases of investments and $27.2 million of capital expenditures for additional office facilities.
Cash used in investing activities was $10.5 million for the nine months ended October 30, 2021, which primarily consisted of capital expenditures for additional office facilities.
Financing Activities
Cash provided by financing activities was $7.5 million for the nine months ended October 29, 2022, which primarily consisted of $10.9 million of proceeds from ESPP purchases and exercises of stock options, partially offset by $2.5 million in payments of offering costs.
Cash used in financing activities was $1.4 million for the nine months ended October 30, 2021, which primarily consisted of $2.2 million in payments of offering costs, partially offset by $1.1 million of proceeds from exercises of stock options.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of October 29, 2022. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting policies and estimates during the nine months ended October 29, 2022, except for the addition of the accounting policy for our investments. See Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
As of October 29, 2022, we had $802.5 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, commercial paper, and money market funds. In addition, we had $23.1 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $2.2 million in the market value of our cash equivalents, and short-term and long-term investments as of October 29, 2022.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. The functional currency of our wholly owned foreign subsidiaries is the U.S. dollar or the Mexican peso. A substantial majority of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our condensed consolidated financial statements.
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
Limitations on Effectiveness of Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of an error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. The following factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements. You should carefully consider the following risks, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.
RISK FACTOR SUMMARY
•Risks Related to Our Business, Industry, and Operations
◦We have a history of losses and may not be able to achieve or sustain profitability on a consistent basis or at all in the future.
◦Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
◦The ongoing COVID-19 pandemic and any subsequent economic downturns could harm our business and results of operations.
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
◦If we cannot maintain our company culture, our success and our business and competitive position may be harmed.
◦If we are not able to maintain and enhance our brand, our business, financial condition, and results of operations may be harmed.
◦Issues in the use of artificial intelligence in our solution may result in reputational harm or liability.
◦We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our reputation, business, financial condition, and results of operations.
◦A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Cloud could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
◦Challenges in implementation or incorrect use of, or failure to update, our solution could result in customer dissatisfaction and negatively affect our business and growth prospects.
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
◦Our marketable debt securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline and materially adversely affect our business, financial condition, results of operations, and prospects.
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
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses for the foreseeable future. We incurred net losses of $193.8 million and $102.3 million for our nine months ended October 29, 2022 and October 30, 2021, respectively. As a result, we had an accumulated deficit of $1,114.8 million and $921.0 million as of October 29, 2022 and January 29, 2022, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also have incurred and expect to incur significant additional legal, accounting, and other expenses as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability on a consistent basis or at all, which would cause our business, financial condition, and results of operations to suffer.

Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the third quarter of fiscal year 2023, we recognized stock-based compensation expense of $41.5 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $379.0 million as of October 29, 2022, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve profitability. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”
Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts or product returns by our existing customers, the maturation of our business, and macroeconomic factors, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.
The ongoing COVID-19 pandemic and any subsequent economic downturns could harm our business and results of operations.
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
In addition, COVID-19 has disrupted and may continue to disrupt the operations of our customers and technology partners for an indefinite period of time, including as a result of supply chain constraints or uncertainty in the financial markets, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, leading to an economic downturn, which could adversely affect demand for our products, has led to some of our customers going through bankruptcy proceedings, has adversely affected our ability to collect payments from our customers and could harm our business and results of operations. It is possible that continued widespread remote or flexible work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity and availability of key personnel and other employees necessary to conduct our business, and on third-party service providers who perform critical services for us, or otherwise cause operational failures due to changes in our normal business practices necessitated by the pandemic and related governmental actions. If a natural disaster, power outage, connectivity issue, or other event occurred that impacted our employees’ ability to work remotely, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The increase in remote or flexible working may also result in privacy, data protection, data security, and fraud risks, and our understanding of applicable legal and regulatory requirements, as well as the latest guidance from regulatory authorities in connection with the COVID-19 pandemic, may be subject to legal or regulatory challenge, particularly as regulatory guidance evolves in response to future developments.
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
•our ability to deliver compliance functionality offered by our solution;
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
•our failure to help potential customers successfully deploy and use our solution; and
•general macroeconomic conditions, including the ongoing COVID-19 pandemic, elevated inflation and interest rates, and other recent financial, economic, and political events that may impact our customers and the industries in which they operate.
If our efforts to attract new customers are not successful, our business, financial condition, and results of operations will suffer.

If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions to access our Connected Operations Cloud when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for a subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew their subscriptions for a similar contract period, on the same payment terms, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us and it is difficult to accurately predict long-term customer retention, in part due to our limited experience with renewal cycles to date. Customers may choose not to renew their subscriptions for many reasons, including the belief that our solution is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending in response to macroeconomic or other factors, our discontinuation of a desired application or loss of applicable regulatory certifications, a dissatisfaction with their overall customer experience, or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions affecting our customer base, the dissolution of their business or business segment utilizing our solution or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.
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
It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Customers with substantial or complex organizations may choose to deploy our solutions in large increments on a periodic basis. Accordingly, customers may purchase subscriptions for significant dollar amounts on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict the timing or cost of these sales and deployment cycles. Variations in the sales cycles among our customers based on the size and complexity of their operations, as well as the possibility that customers may purchase new subscriptions sporadically with short lead times, may adversely impact our ability to anticipate the timing and amount of revenue and contract value from new customers.
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
Our customers depend on our customer outcomes team to resolve issues and to realize the full benefits relating to our Connected Operations Cloud. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our Connected Operations Cloud, our ability to sell additional subscriptions to, or renew subscriptions with, existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with our customers could be damaged. Many large customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these larger customers, it may be more difficult to grow sales with them.
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
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the nine months ended October 29, 2022, we increased our operating expenses to $534.3 million as compared to $318.9 million for the nine months ended October 30, 2021. We expect to continue making significant expenditures on sales, hiring and marketing efforts and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business, and we expect to continue making significant expenditures in pursuit of these initiatives. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
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
We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources and systems. In addition, we operate globally and sell our products to customers in many countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources, systems, and operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance, accounting and general business processes and systems and controls, as well as our IT and security infrastructure. We must also attract, develop, and retain a significant number of qualified personnel without undermining our culture of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team that has been central to our growth. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our Connected Operations Cloud may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.

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
Some of our competitors may have greater financial resources, greater brand recognition, larger and more effective sales forces and marketing resources than us, as well as broader distribution networks. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. For example, we rely upon Amazon for AWS web hosting and we do not currently have an alternative provider. If Amazon decided to compete with us and did not allow us to renew our commercial agreement, this may have a significant impact on our solution and would require that we allocate time and expense to setting up our Connected Operations Cloud on an alternative hosting service. We expect competition to increase as other established and emerging companies, such as Netradyne, Platform Science, and Verkada, enter the markets in which we compete, as customer requirements evolve and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. As a result, we may experience reduced gross margins, longer sales cycles, less favorable payment terms, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.
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
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations and administrative personnel, particularly Sanjit Biswas, our Chief Executive Officer and co-founder, and John Bicket, our Chief Technology Officer and co-founder, as well as our ability to attract and retain additional qualified management and employees. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. This competition has become exacerbated by the increase in employee resignations currently taking place throughout the United States as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” We may also experience employee turnover as a result of the ongoing “great resignation.” In addition, the success of any future acquisitions depends in part on our retention and integration of key personnel from the acquired company or business. In response to competition, labor shortages, elevated inflation rates and other market conditions, we may need to adjust employee cash compensation, which would affect our operating costs and our margins. In addition, we have adjusted and may in the future need to adjust employee equity compensation as a result of these factors, including by issuing retention grants and other additional equity awards, which would affect our outstanding share count, cause dilution to existing shareholders, and affect our results of operations.
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
Further, we rely in part on direct sales employees to sell our products in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team and corporate infrastructure, as well as exploring further relationships with third-party resellers. We intend to continue increasing the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel will take considerable time to enable new employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.
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
If we cannot maintain our company culture, our success and our business and competitive position may be harmed.
We believe that our success to date has been driven in large part by our company’s cultural principles of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive and winning as a team. As we mature, we may find it difficult to maintain these important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.

If we are not able to maintain and enhance our brand, our business, financial condition, and results of operations may be harmed.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe that the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. The successful promotion of our brand attributes depends on a number of factors, including our and our channel partners’ marketing efforts, our ability to continue to develop high-quality solutions and our ability to successfully differentiate our Applications from those of competitors. In addition, independent industry analysts provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our Connected Operations Cloud in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.
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
We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our reputation, business, financial condition, and results of operations.
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
Our Connected Operations Cloud is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, loss of applicable regulatory certifications, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our products because a failure or defect in our solution could have a significant impact on their business or employees, including leading to death, serious bodily injury, or noncompliance with applicable regulations. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use certain of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we will be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have often implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update, or our failure to adequately develop and deploy updated technology, may cause performance or security issues or disable certain devices in the field, as has occurred in the past. Such an error could require us to fix or replace such devices and may harm our relationship with the impacted customer or customers.
In addition, any data that we license from third parties for potential use in our solution may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our solution is perceived by our current and potential customers and could materially damage our reputation and brand.
Any limitation of liability or indemnity provisions that may be contained in our customer, user, joint-design manufacturer, third-party vendor, service provider, and partner agreements may not be enforceable or adequate or effective as a result of existing or future applicable laws or unfavorable judicial decisions, and they may not function to limit our liability arising from regulatory enforcement or otherwise. The sale and support of our solution entail the risk of liability claims, which could be substantial in light of the use of our solution in enterprise-wide environments.
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
Challenges in implementation or incorrect use of, or failure to update, our solution could result in customer dissatisfaction and negatively affect our business and growth prospects.
Our solution is often operated in large scale, distributed IT environments, including across a wide array of IoT devices and connected assets. Implementing our solutions in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of cloud-based platforms such as ours. On occasion, some of our customers and partners have encountered challenges in implementing our solution, leading them to require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. If our solution is not implemented, used, or updated appropriately, then inadequate performance, exposure of customer data and/or security vulnerabilities can result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation or use of, or failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction and negative publicity and may adversely affect our reputation and brand. Failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decreased subscriptions by new customers, which would adversely affect our business and growth prospects.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 11% of our revenue for the nine months ended October 29, 2022. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. domestic bribery laws, the UK Bribery Act, and similar laws and regulations in other jurisdictions;
•burdens of complying with U.S. and non-U.S. export control laws and regulations, including Export Administration Regulations (“EAR”); and
•burdens of complying with laws and regulations related to taxation; and regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. As of October 29, 2022, our patent portfolio consisted of 51 issued U.S. patents and four allowed U.S. patents (i.e., with issuance pending), and 127 U.S. patent applications pending for examination. As of October 29, 2022, we did not have any non-U.S. patents or patent applications. There can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.
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
Our products transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other federal and state agencies. Further, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and may be subject to similar regulations in other countries in which they are used. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, from time to time, we have received and expect to continue to receive inquiries from FMCSA relating to our self-certified ELD Application in the United States. These inquiries could put our self-certification of our ELD Application at risk or require changes to our ELD functionality that could make our ELD Application less desirable to existing and potential customers. Further, in Canada, we have obtained certification for three of our ELD models. Failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD Application for compliance purposes in Canada.
In addition, our Connected Operations Cloud may become subject to independent industry standards or similar customer requirements. The implementation of unfavorable regulations, industry standards or similar customer requirements, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical, or otherwise adversely affect our ability to produce, market and sell subscriptions to our solution. The adoption of new industry standards applicable or similar customer requirements to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards or requirements, which could materially and adversely affect our ability to generate revenues through the sale of our products.
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
Further, if our channel or other partners fail to obtain any appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by future U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”). Changes in our platform, products, services, technology and software or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, products, services, technology and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.
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

•General economic, industry and market conditions, including global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, lower consumer confidence, and volatile equity markets;
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
•Fluctuations or impairments in the market values of our marketable debt securities portfolio or strategic investments, or in interest rates;
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
We actively monitor and manage our cash, cash equivalents, and marketable debt securities so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our platform development, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, financial condition, and results of operations.

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
Some of our customers have relied, and may in the future rely, on third parties to finance their purchase of subscriptions to our Connected Operations Cloud. This need to arrange third-party credit may lengthen our sales cycles or otherwise lengthen the amount of time required to negotiate customer agreements. We occasionally provide customers seeking financing with contact information for lenders that are known to us through their financing of other customers’ subscriptions. These arrangements can create challenging dynamics for us when disputes arise between a customer and a lender to whom we have introduced a customer. In the event that financing is not available to those of our customers who require it, on commercially reasonable terms or at all, we could experience reduced sales, extended sales cycles, and increased churn. Any inability of a third-party financing company to make payments on a customer’s behalf would prevent us from collecting amounts due under the customer’s subscription agreement. In the event of a dispute between a customer and a lender, we could suffer reputational harm and damage to our relationships with customers and those that provide financing to our customers. Additionally, we provide from time to time discounts to offset the cost of customer financing. The cost of financing, and associated discounts, may increase as a result of increases in interest rates. The occurrence of any of these would adversely impact our business, financial condition, and results of operations.
Changes in our subscription or pricing models could adversely affect our business, financial condition and results of operations.
We have limited experience in determining the optimal prices for subscriptions to our solution, particularly under economic conditions characterized by high inflation or in a recessionary or uncertain economic environment. As the market for our solution has evolved, we have changed our prices and pricing model from time to time and expect to continue to do so in the future. As we expand our offerings, as the markets for our solution mature, as competitors introduce new solutions or services that compete with ours, as we enter new international markets, and as macroeconomic conditions evolve, we may be unable to attract and retain customers at the prices or terms we set. If we do not optimally adjust pricing for our solution, our revenue and margins, as well as our ability to acquire and retain customers, may be negatively impacted.
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
Our marketable debt securities portfolio is subject to credit, liquidity, market, and interest rate risks that could cause its value to decline and materially adversely affect our business, financial condition, results of operations, and prospects.
We maintain a portfolio of marketable debt securities through professional investment advisors. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our corporate investment policy and subject to market conditions. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented events such as the COVID-19 pandemic or the occurrence or expectation of a recession. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially adversely affect our business, financial condition, results of operations, and prospects. We attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, but the value of our investments may nevertheless decline. To the extent that we increase the amount of these investments in the future, these risks could be exacerbated.
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
•sales of large blocks of our Class A common stock, including sales by our executive officers and directors, as well as sales in connection with our quarterly RSU settlements to cover tax withholding and remittance obligations;
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
•general economic conditions in the United States, including economic slowdowns, the occurrence or expectation of recessions, elevated inflation and interest rates, and tightening of credit markets;
•other events or factors, including those resulting from geopolitical disputes (including but not limited to the ongoing conflict between Ukraine and Russia and geopolitical tensions involving China), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section and the section titled “Special Note Regarding Forward-Looking Statements” of this Quarterly Report on Form 10-Q.

The stock market experiences extreme price and volume fluctuations from time to time. The market prices of securities of companies, particularly technology companies, have experienced fluctuations that often have been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations. In addition, because we award RSUs to our employees as part of their total compensation package, and the value of those RSUs depends directly on our stock price, a sharp or prolonged decline in our stock price may make it more difficult for us to hire and retain our employees or may result in us granting more awards in the aggregate to hire and retain our employees.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO.
Our Class B common stock has 10 votes per share, our Class A common stock, which is the stock we have listed on the New York Stock Exchange, has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.
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
•our amended and restated certificate of incorporation requires approval of the holders of at least two-thirds of the outstanding shares of our Class B common stock voting as a separate class for certain corporate actions including (i) any direct or indirect amendment to the amended and restated certificate of incorporation that is inconsistent with or alters the voting, conversion or other rights, powers, preferences, privileges or restrictions of the Class B common stock, (ii) reclassification of Class A common stock or Class C common stock into shares having rights as to dividends or liquidation that are senior to that of the Class B common stock, (iii) an increase to the voting power of the Class A common stock or Class C common stock, (iv) authorization or issuance of shares of any class or series of capital stock (other than Class B common stock) having more than one vote per share, and (v) issuance of additional shares of Class B common stock, with certain exceptions;
•our amended and restated certificate of incorporation and amended and restated bylaws authorize only our board of directors to fill vacant directorships, including newly created seats, and the number of directors constituting our board of directors will be permitted to be set only by a resolution adopted by a majority vote of our entire board of directors;
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total voting power of the then outstanding shares entitled to vote generally in the election of directors, or the Voting Threshold Date, our stockholders will be able to take action by written consent only if such action is first recommended or approved by our board of directors;
•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, or a majority of our entire board of directors;
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
Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibit a person who owns 15% or more of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired 15% or more of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. Any provision in our certificate of incorporation or our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
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
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on our behalf, (b) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers, or other employees to us or our stockholders, (c) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (d) any action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware), in all cases subject to the court having jurisdiction over the claims at issue and the indispensable parties; provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws also provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing, holding, or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our amended and restated bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
General Risk Factors
Our business may be materially and adversely impacted by U.S. and global market and economic conditions.
We generate our revenue from selling subscriptions to our Connected Operations Cloud to industries that depend on physical operations. These industries include transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Given the concentration of our business activities in these industries, we will be particularly exposed to certain economic downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including the ongoing COVID-19 pandemic, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and geopolitical tensions involving China, and elevated inflation rates and the responses by central banking authorities to control such inflation, among others. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate. A poor economic environment could result in significant decreases in demand for our Connected Operations Cloud, including the delay or cancellation of current or anticipated customer engagements. For example, elevated inflation rates in the United States have begun to affect businesses across many industries, including ours, by increasing the costs of labor, employee healthcare, components, and freight and shipping. Additionally, an inflationary environment may cause customers to defer or decrease their expenditures on products like ours. Any of these economic conditions may have a material adverse effect on our business, financial condition, and results of operations.
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
Environmental, social, and governance (“ESG”) matters have become an area of growing and evolving focus among our shareholders and other stakeholders, including among customers, employees, regulators and the general public in the United States and abroad. In particular, companies face evolving rules, regulations and expectations with respect to their practices, disclosures and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s recently proposed climate-related reporting requirements and potential ESG-related reporting requirements in the European Union. These initiatives and related reporting requirements may present operational, reputational, financial, legal and other risks, which could have a material impact on us.
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
In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for businesses to accurately forecast and plan future business activities, and have caused and may continue to cause businesses to cease or slow spending on information technology products, which has caused, and could continue to cause, delays in and lengthening of sales cycles. Furthermore, during uncertain economic times, our customers may face issues gaining timely access to sufficient credit on acceptable terms, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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
None.
Use of Proceeds
On December 17, 2021, we completed our IPO. The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-261204), which was declared effective by the SEC on December 14, 2021.
There has been no material change in the planned use of proceeds from the IPO as described in our final prospectus dated December 14, 2021 and filed on December 15, 2021 with the SEC pursuant to Rule 424(b) under the Securities Act.
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On November 30, 2022, our Board of Directors approved and adopted an amendment and restatement of the Company’s bylaws (the “Amended and Restated Bylaws”), effective as of such date. The amendments set forth in the Amended and Restated Bylaws include among other things, (1) revisions to the procedures, requirements and required information for the nomination of directors and the submission of proposals for consideration at meetings of stockholders, including the addition of a requirement that a stockholder seeking to nominate director(s) at an annual meeting of stockholders deliver to the Company reasonable evidence that it has complied with the requirements of Rule 14a-19 of the Securities Exchange Act of 1934, as amended, within five business days of the meeting, (2) revisions to certain procedures related to stockholder meetings to conform to the provisions of the Delaware General Corporation Law, as recently amended (the “DGCL”), (3) revisions to the provisions for board action by unanimous written consent in lieu of a meeting to conform to the provisions of the DGCL, (4) revisions to the requirements for officer appointments, duties, and delegation of authority, (5) revisions to provisions related to board committee and subcommittee rules and procedures, (6) clarification of the forum selection provision, and (7) certain other language and conforming changes and other technical edits and updates.
The foregoing summary description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws filed herewith as Exhibit 3.2.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2*	Amended and Restated Bylaws of the registrant, effective November 30, 2022.

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*#	Section 906 Certification of Principal Executive Officer

32.2*#	Section 906 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

SAMSARA INC.

Date: December 6, 2022	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2022	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)