Form 10-K
period 2023-01-28
Samsara Inc.
filed 2023-03-21
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $14.46 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $3,690.9 million.
As of March 14, 2023, there were 136,526,022 shares of the registrant’s Class A common stock, 387,832,653 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 28, 2023.

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
•our and our customers’ expectations regarding the benefits of our solution;
•our ability to successfully acquire and integrate companies and assets;
•our ability to maintain the security and availability of our solution and business systems;
•our expectations regarding the effects and enforcement of existing and developing laws and regulations, including with respect to taxation, privacy and data protection, and the outcomes of litigation that we may from time to time become subject to;
•our expectations regarding the effects of the COVID-19 pandemic, the Russia-Ukraine conflict, geopolitical tensions involving China, and similar macroeconomic events, including financial distress caused by recent or potential bank failures, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates and monetary policy changes, upon our and our customers’ and partners’ respective businesses;
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
You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K in conjunction with other documents that we file with the Securities and Exchange Commission and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.
RISK FACTOR SUMMARY
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section titled “Risk Factors,” and our consolidated financial statements and accompanying notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Accordingly, this summary should not be relied upon as an exhaustive summary of the risks facing our business. These risks include, but are not limited to, those listed below.
Risks Related to Our Business, Industry, and Operations
•We have a history of losses and may not be able to achieve or sustain profitability on a consistent basis or at all in the future.
•Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
•We face risks associated with the growth of our business in new use cases.
•If we are unable to attract new customers, our future revenue and results of operations will be harmed.
•If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.

•We rely heavily on direct sales to sell subscriptions to access our Connected Operations Cloud.
•The length of our sales cycle can be unpredictable, particularly with respect to sales to large customers, and our sales efforts may require considerable time and expense.
•Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our Internet of Things (“IoT”) devices may adversely affect our ability to sell subscriptions to our Connected Operations Cloud, our margins and our results of operations.
•Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our margins.
•If we fail to effectively manage our growth, our business and results of operations could be harmed.
•We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our solution and adversely affect our business, revenue growth, and market share.
•If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure, our reputation may be harmed and our business could be materially and adversely affected.
•Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
•We may not be able to maintain and expand our business if we are not able to hire, retain and manage qualified personnel, and in particular, our key personnel.
•A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Cloud could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
•We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
Risks Related to Our Intellectual Property
•Failure to identify and protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
•There can be no assurance that our patents are enforceable or otherwise will be upheld as valid, or that our patent applications will be granted.
•We may become subject to additional intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
Risks Related to Government Regulation
•Federal and other governments and independent standards organizations have implemented and may implement in the future significant regulations or standards that could adversely affect our ability to produce or market our products.
•Reductions in regulation of our customers’ physical operations may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.
•Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.
•We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Any actual or perceived failure to comply with such obligations could harm our business.
Risks Related to Finance, Accounting, and Tax Matters
•Our results of operations and our business metrics have fluctuated and are likely to fluctuate significantly in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.
•If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be adversely affected.

•We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business and financial condition.
Risks Related to the Ownership of Our Class A Common Stock
•Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
•Our stock price may be volatile and may decline significantly and rapidly regardless of our operating performance, resulting in substantial losses for investors.
General Risk Factors
•Our business may be materially and adversely impacted by U.S. and global market, political and economic conditions, including elevated inflation rates.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•Future litigation could have a material adverse impact on our results of operations and financial condition.

PART I
Item 1. Business
Overview
Samsara is on a mission to increase the safety, efficiency and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable business insights and improve their operations.
Businesses in industries like transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others are the backbone of the global economy. They operate high-value assets, coordinate large field workforces, manage complex logistics and distributed sites, and face environmental, safety and other regulatory requirements. We estimate that these industries represented over 40% of the global GDP in 2022. Yet historically, these industries have been underserved by technology, leaving them heavily reliant on manual processes and legacy systems that are siloed and lack cloud connectivity. Without connected digital tools, physical operations businesses struggle to access real-time data, making it nearly impossible to achieve complete operational visibility or drive meaningful improvements in productivity.
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
We provide an end-to-end solution for operations. Our solution connects physical operations data to our Connected Operations Cloud, which consists of our Data Platform and Applications. Our Data Platform ingests, aggregates, and enriches data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes the data actionable for use cases through our Applications.
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
Our customers range from small and medium-sized businesses to state and local governments and large, global enterprises with complex operations involving thousands of physical assets. As of January 28, 2023, we had over 19,000 Core Customers, who are customers with subscriptions to our Connected Operations Cloud representing over $5,000 in annual recurring revenue (“ARR”).1 While our Connected Operations Cloud is accessible to customers of all sizes, we are particularly focused on larger customers representing over $100,000 in ARR. As of January 28, 2023, we had 1,237 customers representing over $100,000 in ARR, and we believe there is still significant room for growth.
1 ARR is calculated as the annualized value of subscription contracts that have commenced revenue recognition as of the end of the reporting period.

Unlike retail, advertising, media, and information technology, which have already undergone digital transformation, industries with physical operations are still in the early stages of digital adoption. Historically, the ability to connect their assets to the internet has been limited by the physical nature of these industries. Often, the systems used in these industries are closed, cumbersome, and require manual data entry, which leads to inefficient use that, in turn, causes safety, efficiency, and sustainability issues. In addition, the cost and availability of sensors, compute capability, storage, video, and analytical processing have prevented widespread analysis of physical operations data. However, with advancements in IoT connectivity, cloud computing, video imagery, and AI, we believe industries that depend on physical operations are at the precipice of a massive wave of digital adoption. Samsara is enabling this transformation.
Our ability to capture, aggregate, and analyze IoT data is our key differentiator. This allows us to turn IoT data into actionable business insights, which deliver significant value to our customers. In fiscal year 2023, our Data Platform collected approximately six trillion data points, including video footage, people and motion detection, GPS location, energy consumption, asset utilization, compliance logs, accelerometer and gyroscope data, and engine diagnostics. This immense data set powers our AI and provides our customers with valuable insights that improve the safety, efficiency, and sustainability of their operations. Our system of record enables operations to achieve higher utilization of physical assets, reduced need for manual oversight, improved safety outcomes, lower insurance costs, fuel and electricity savings, emissions reductions, less unplanned downtime, efficiencies from routing and scheduling, minimized compliance costs, and automation of manual processes. Our Connected Operations Cloud benefits from powerful network effects. As more customers adopt our solution, we collect more data from a more diverse set of physical assets and software applications, thereby improving our machine learning models and generating better operational insights that make our Connected Operations Cloud more attractive to customers.
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
•A leading oilfield services firm leveraged Samsara’s open API to create a custom integration with their tax software that they expect will save them $10 million annually.
•A leading integrated construction materials solution provider used Samsara’s Connected Operations Cloud to consolidate their technology providers and improve data accuracy. The company reported savings of approximately $1.8 million in 2022, making Samsara’s Connected Operations Cloud a key part of their initiative to reduce their emissions by 75% across their business.
•A large city government reduced fleet downtime by 28% by using engine fault code alerts to better manage and plan fleet maintenance based on real-time usage data.
•A leading oilfield services provider leveraged Samsara’s Video-Based Safety products to improve safety and reduce costs. With Samsara’s proactive driver coaching solution, they realized an 86% decrease in preventable accident costs and a 43% decrease in worker’s compensation costs while achieving a record milestone of over 20 million miles without a Department of Transportation-recordable preventable accident. With an enhanced safety culture, the company improved driver retention by 15%.
•A large waste transportation company achieved a 58% drop in speeding incidents while simultaneously decreasing their rate of driver turnover. These safety improvements translated to $500,000 in reduced insurance premiums.
We were founded in 2015 and have achieved significant growth since our inception. For our fiscal years ended January 28, 2023 and January 29, 2022, our revenue was $652.5 million and $428.3 million, respectively, representing year-over-year growth of 52%. Our net loss was $247.4 million and $355.0 million for our fiscal years ended January 28, 2023 and January 29, 2022, respectively. We offer access to our Connected Operations Cloud on a subscription basis and price each subscription on a per asset, per application basis. In each of the last three fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. Our business model focuses on maximizing the lifetime value of our customer relationships and we continue to make significant investments in order to grow our customer base.

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
Our core Applications for connected fleets include:
•Video-Based Safety: Enables customers to build a safety program and protect their teams with AI-enabled video. Key functionality includes: detecting high-risk behaviors and incidents for real-time coaching alerts, preserving video records to exonerate drivers and dispute fraudulent damage claims, and providing software coaching workflows to analyze and improve driver safety.
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
Building on our experience in connected fleets, our industry-agnostic architecture and culture of innovation enabled us to add new data to our Connected Operations Cloud and develop new Applications across physical operations, including:
•Equipment Monitoring: Provides extensive visibility and management of unpowered and powered assets, ranging from generators and compressors to heavy construction equipment and trailers, to improve operating efficiency and prevent unplanned downtime.
•Site Visibility: Provides remote visibility for IP cameras—whether provisioned by Samsara or a third party—with mobile and cloud-based software to improve site security and incident response times, and proprietary AI algorithms to power alerting and search features.
Feedback from our customers – who wanted to leverage our solution more broadly across their operations – drove our investment into these expansion Applications.

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
•Provides a Single Pane of Glass. Our Data Platform brings disparate IoT data together in one place, providing our customers with a “single pane of glass” so that users have visibility into their physical operations across their entire organizations. Additionally, we bring operational IoT data together with our customers’ IT data by integrating with their enterprise resource planning, transportation management systems (“TMS”), payroll, human capital management, and work order applications. With Samsara, organizations have a central system of record, no longer have to manage many disparate software and hardware systems, and have extensive visibility into their assets through prioritization and benchmarking capabilities.
•Improves Safety and Reduces Costs. We enable our customers to actively monitor safety issues by leveraging IoT data and AI to extract patterns and improve their safety programs. We capture and process many types of video footage, including harsh braking, distracted driving, harsh turning events, and people and motion alerts, which can be used to monitor and improve the safety of our customers’ physical operations. We also help protect our customers against false claims by providing video proof when accidents occur, which can lead to reductions in insurance premiums for our customers.
•Increases Operational Efficiency. Our solution enables our customers to improve productivity by making data-driven decisions and automating previously manual tasks. The result is more efficient use of time and resources, and the ability to make real-time decisions. For example, our routing and dispatching application enables our customers to save on fuel consumption by identifying more efficient routes using real-time data on road conditions and delivery delays. Our customers also benefit from efficiency improvements by automating workflows and digitizing documentation for regulatory compliance purposes.
•Enhances Sustainability. Our solution allows our customers to reduce their environmental footprint, an area of focus for businesses around the world. This includes monitoring carbon emissions, identifying fuel and energy waste, reducing paper and food waste, monitoring environmental pollutants, and using data to accelerate the broader adoption of electric vehicles in commercial fleets. Similarly, our platform helps product manufacturers perform quality assurance in real-time to reduce wasted product by detecting production or quality issues. This reduces materials wasted and allows our customers to improve their throughput and yield.
•Supports Efficient Regulatory Compliance. We enable our customers to more easily meet regulatory compliance obligations. Our Data Platform centralizes data from disparate sources and facilitates reporting and auditing, digitizes documents to reduce paperwork and manual data entry, and deploys real-time alerts to prevent costly compliance violations. These capabilities make compliance with regulatory obligations more efficient and accurate, lowering overhead and reducing the likelihood of violations. For example, we streamline our customers’ processes to meet Electronic Logging Device (“ELD”) mandates, Hours of Service (“HOS”) rules, and Driver Vehicle Inspection Report requirements. Additionally, we enable enhanced compliance with Occupational Safety and Health Administration requirements on operations sites. Our customers can also customize and control privacy features to meet requirements under laws and regulations such as the European Union (“EU”) General Data Protection Regulation (“GDPR”), UK Data Protection Act (“UKDPA”), and the California Consumer Privacy Act (“CCPA”).
What Sets Us Apart
•IoT Data Leader. We believe that the quantity and diversity of IoT data types on our Connected Operations Cloud, together with the analytic insights that we provide our customers, differentiate us in the market. In fiscal year 2023, our Data Platform collected approximately six trillion data points. This immense amount of data enables us to continuously enhance our AI models. We can correlate this data with different datasets, such as customer driving behavior and traffic patterns, and use AI to identify hotspots for unsafe driving behavior, such as harsh braking, which can even help our local government customers make informed decisions on signage, community safety education and more. As we aggregate and analyze more data, the benefits of our Connected Operations Cloud increase.
•Single Integrated Platform. Our integrated platform brings together data from across an organization’s physical operations, including fleets, equipment, and sites, to give customers a digital, actionable view of their physical operations in one place. This single pane of glass is designed to deliver deep insight into a customer’s end-to-end physical operations.

•Extensible Technology Platform. Our Connected Operations Cloud is fully integrated to securely access and manage multiple Applications for physical operations. Our Data Platform is deployed across a wide variety of industry verticals and integrated with third-party applications such as enterprise resource planning, payroll, and human capital management applications, extending the impact of IoT data to customers’ existing applications. Our Connected Operations Cloud was also built with data security and privacy in mind. It provides non-technical customers advanced security and privacy tooling that is easy to adopt and tailored for the specific Applications they depend on. The integrated nature of our Connected Operations Cloud offers a differentiated IoT data solution, even to those of our customers who are not data experts.
•Purpose-Built for Physical Operations. Our cloud-native Data Platform was specifically developed to empower businesses to improve their operations. Our Data Platform’s ability to generate insights from trillions of IoT data points requires deep knowledge of operations use cases and data. For example, our Data Platform can correlate harsh braking data with video safety data to determine a safe or unsafe braking event. Combining multiple data inputs with contextual insight enables our customers to decide whether the driver’s braking habits should be reviewed. In addition, we recognized the advancements in computing capabilities and have harnessed the improved level of IoT computation to deliver real-time access to complex analyses that our customers need instantaneously. We do this by incorporating edge computing capabilities into our products for the unique requirements of physical operations. For example, we ingest video data and immediately analyze it at the edge to coach drivers or security operators about tailgating, safety hazards, unsafe work environments and distracted driving in real-time. By continuously refining our AI algorithms with data we collect every day, we can offer improved insights and alerts specific to physical operations at the edge. The use of edge computing in our IoT devices also allows critical data collection and processing to occur synchronously on a device without latency or in environments with low connectivity for real-time applications.
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
•Innovation Flywheel. We constantly innovate to improve our customers’ operations. We have a culture of innovation, which is evidenced by our release of new features throughout last fiscal year. Importantly, we incorporate feedback collected through a feedback submission form on our customer dashboard as well as across our internal teams. Our product team also works directly with existing and prospective customers to incorporate direct feedback into our development process. Our customers feel like they are contributing to their own success, and in turn, continue to provide invaluable feedback as our Connected Operations Cloud evolves. This flywheel effect accelerates innovation across all aspects of our solution.
•Partner Ecosystem. Our Connected Operations Cloud serves as the central hub for a robust ecosystem of partner connections. Our ecosystem includes over 220 third-party integrations in the Samsara App Marketplace, a portal through which customers can connect our Applications to external applications. Our Experts Marketplace features a network of certified system integrators, consultants, and implementation partners who provide services to our customers. We also partner with leading OEMs who embed sensors and connectivity into their products, enabling customers to bring IoT data from their assets into our Data Platform without aftermarket IoT devices. Our ecosystem connectivity expands our reach in the market and reinforces the integration of our Connected Operations Cloud with our customers’ physical operations.
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
We focus our people strategy on hiring, developing, and retaining diverse talent. Creating a diverse workforce and an inclusive workplace is an important part of our mission that fosters greater creativity, innovation, and connection to the communities we serve. We care deeply about diversity, equity, and inclusion, not only because it fits our values, but also because it is critical for our long-term success as a business. The unique approaches and perspectives of our team members help us solve complex problems. Employees across the company are encouraged to participate in diversity and inclusion-related programming and to get involved in Samsara’s many employee resource groups.
At Samsara, we also build for the long term by extending our community beyond our corporate walls. Through volunteering, donating our products to impact-driven organizations, and matching employee donations, our Samsara for Good program strives to bring the best of Samsara to those who need it most. This program and related employee groups focus on fostering greater connections within our community.
Our mission and culture are a competitive advantage for us in attracting and retaining top talent alongside recent accolades, including IoT Breakthrough Award (2022), CRN Internet of Things 50 (2022), Deloitte Technology Fast 500 (2022), FreightTech 100 Award (2022), 7 Best Fleet Management Software - Forbes Advisor List (2022), and Top 50 SaaS CEOs - The Software Report (2022).
As of the last business day of the fiscal year ended January 28, 2023, we had 2,266 employees.
Sustainability
We are also focused on carbon neutrality and have set ambitious sustainability goals for our own business. We believe we have achieved carbon neutrality for fiscal year 2023 by assessing our carbon footprint, including our scope 1, 2, and 3 emissions, including emissions from our final stage hardware suppliers and key service providers, and investing in carbon offset projects. Carbon offset projects that we have invested in include biomass carbon sequestration, the safe destruction of old refrigerant stockpiles that would otherwise leak into the atmosphere, and the replacement of contaminated transformer oil used in electric grid equipment.
Growth Strategies
We intend to pursue the following growth strategies:
•Expand Our Customer Base by Acquiring New Customers. With a rapidly digitizing market, we believe that there is a significant opportunity to continue to grow our customer base. We plan to continually invest in our sales and marketing capabilities and leverage our go-to-market model to continue acquiring new customers.
•Expand Within Our Existing Customer Base. As of January 28, 2023, over 70% of our Core Customers and over 90% of our customers representing over $100,000 in ARR subscribed to multiple applications. We see a significant opportunity to expand Application adoption, increase the number of physical assets integrated with our Connected Operations Cloud, and expand across our customers’ operations. We will continue to educate our customers on the benefits of using our other Applications and leveraging our Connected Operations Cloud.

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
•Expand Our Partnerships and Integrations. Our Connected Operations Cloud is broadly applicable across verticals, and we provide customizability with over 220 partner integrations, including numerous OEM partnerships. Continued growth in integrations will strengthen our ecosystem, further increasing the opportunity to attract customers that prioritize interoperability with their existing applications. We believe that additional partnerships will also enhance our distribution capabilities.
•Expand Internationally. A key focus of our company is to continue to expand our global reach. In May 2018, we established our first international office in England. We continued to expand internationally in fiscal year 2023, and our international footprint now spans across the United States, Canada, Mexico, Taiwan, England, France, Germany, Poland, and the Benelux region. In fiscal year 2023, we generated approximately 11% of our total revenue from outside the United States. Over time, we believe that we have a significant opportunity to increase our revenue across global markets.
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
Video-Based Safety
•Cloud-Based Visibility. Our safety solution allows customers to view, analyze, and archive video from connected IoT dash cameras. By combining dashcam footage with speeding and accelerometer data, customers can reconstruct incidents, exonerate drivers in not-at-fault situations, reduce costs by refuting fraudulent claims, and lower insurance premiums by improving fleet safety. Customers can live-stream video to conduct “virtual ride-alongs,” enabling hands-on real-time coaching from anywhere.
•AI-Based Computer Vision. Our safety system leverages proprietary AI, embedded at the edge in IoT dash cameras, to detect safety events in real-time. By detecting risky behaviors like distracted driving or tailgating, our system can coach drivers using real-time, in-cab audio alerts, and video is captured in the cloud for personalized driver coaching.
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
•Proactive Driver Coaching. Our Proactive Driver Coaching takes a preventative approach to driver coaching by providing real-time in-cab alerts, elevating the in-cab experience to help drivers build safe habits during the moments that matter—in near real-time, before an incident occurs.
Vehicle Telematics
•Real-Time GPS Tracking. Our real-time vehicle location tracking gives customers visibility into their entire fleet, enabling rapid operational improvement.
•Routing and Dispatch. Customers can manage, track, update, and share route progress with their end customers to improve on-time arrivals and end customer satisfaction.
•Reporting and Alerts. Easy-to-use, customizable, and actionable reporting and alerts give customers real-time visibility into operational performance so they can proactively avoid service or work disruptions.

•Maintenance. Our maintenance suite proactively spots and alerts customers of equipment issues in real-time so that they can reduce fleet downtime and lower costs.
•Fuel Management. Our fuel management tools track fuel use and report on vehicle and driver behavior. Companies can reduce fuel consumption by identifying wasteful driver behaviors, such as engine idling, speeding, and unnecessary acceleration, as well as report and maintain International Fuel Tax Agreement compliance.
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
Apps and Driver Workflows
•Driver Workflows. Our Driver application gives drivers key information and workflow tools to complete daily tasks, improving productivity and compliance and reducing manual error.
•Electronic Documents. Real-time, cloud-enabled electronic document capture simplifies driver workload and centralizes data for back-office administration, making it easy to investigate claims and improve efficiency.
•Compliance. Our ELD is registered with the Federal Motor Carrier Safety Administration (“FMCSA”) and allows customers to simplify HOS compliance. Fleet operators access key information needed to meet stringent regulations while lowering the costs of compliance.
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
•Maintenance. Our solution provides visibility into equipment usage and anomalies, such as engine faults or failing batteries. With this data, customers are informed as soon as faults are detected or vehicle inspections are submitted, which allows for a quick dispatch to fix vehicles to extend longevity and reduce vehicle downtime.
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
Site Visibility
•Intelligent Site Visibility. Our Site Visibility application brings advanced AI and cloud-based visibility to IP security camera systems. Customers can leverage our AI detection to identify workplace hazards and operational inefficiencies, in addition to responding to unusual activity. Enhanced search features streamline incident investigation by enabling customers to search long video segments for key visual indicators, like the presence of a worker wearing personal protective equipment such as an orange vest.
•Proactive Alerts. SMS and email alerts help customers quickly deploy the right response to an incident. Intelligent detection and alerting for unsafe or unusual activity in the workplace helps catch and prevent incidents in the moment.
•Mobile Access. Customers gain real-time remote visibility across all of their connected sites from an intuitive mobile app, enabling users to investigate incidents practically anytime and from any location.

Our Technology
A Modern, Scalable Platform
Our Connected Operations Cloud is purpose-built to scale and leverage modern technology. In today’s rapidly evolving technology environment, our multi-tenant SaaS platform gives us the agility to rapidly introduce new feature enhancements and the capacity to surface critical performance data based on our customers’ own preferences and analytical needs. This agility and capacity are enabled by our proprietary Data Platform, which allows our Connected Operations Cloud to ingest, stream and analyze massive datasets in real-time. Our Data Platform now processes trillions of event points per year in a highly performant manner. This system allows for quick, behind-the-scenes querying of data at full granularity, and presents it to the user in real-time. Given the scale of our datasets, we are able to drive better, more actionable insights into our customers’ physical operations.
Artificial Intelligence
Our distinct advantage in AI is our trove of operational data, which we use to build and improve our machine learning models. We now collect approximately six trillion data points annually from our IoT devices and a growing ecosystem of connected assets and third-party systems. By using this massive data set to train, test and fine-tune our machine learning models, we are able to provide actionable business insights to improve our customers’ operations.
We maintain a close, collaborative relationship between our AI, firmware and software development teams to ensure our advanced AI toolset runs efficiently and performantly at the edge, where compute resources are limited. For example, on our dual-facing AI dash cams, embedded AI models analyze driver behaviors and road conditions in real time to provide visibility into leading causes of preventable incidents, such as mobile usage, lack of seatbelts, tailgating, and inattentive driving. When a model detects these behaviors, Samsara’s Connected Operations Cloud can proactively coach drivers in real time to improve safety and empower them to improve their habits on the road.
Wireless Connectivity
We have capitalized on advances in cellular technology to capture data in our Connected Operations Cloud from places where it was not previously feasible to connect. Through rigorous coverage testing and configurations for bandwidth efficiency, we are able to reliably capture data even in remote locations within the United States with poor connectivity. Our vehicle gateway includes high-speed 4G LTE wireless and a built-in Wi-Fi hotspot to connect mobile devices in the cab, ensuring operations data captured by workers like compliance logs or electronic documents are available in real-time on the cloud dashboard. We have created robust contingencies for data storage and low-power configurations to maintain a consistent data chain in the event of poor cellular connectivity or low power scenarios. The result of these connectivity configurations is more data in our Data Platform. We believe that we are well positioned to capitalize on the U.S. 5G rollout and the capabilities that a more robust network can provide, particularly in leveraging AI and video.
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
We generally use off-the-shelf components and outsource the manufacturing of our IoT devices to joint design manufacturers, most of whom produce our devices in their facilities in Taiwan, with secondary locations such as Vietnam, the Philippines, Malaysia, and Thailand. We believe that using outsourced manufacturing enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. Our use of off-the-shelf components requires that we rely on the inventory availability of third parties, which may be affected by global component shortages. We expect that the need for our IoT devices will diminish over time as physical asset OEMs begin to produce connected assets that can connect to our Connected Operations Cloud without additional IoT devices provided by us.

Security and Privacy by Design
We have designed and developed our Connected Operations Cloud from the ground up with privacy and security in mind. We provide customers with customizable privacy control measures, features, and tools to help them meet the specific privacy requirements, standards, and applicable jurisdiction-specific legislation they may be subject to (including the GDPR, UKDPA, and CCPA, as amended by the California Privacy Rights Act of 2020 (“CPRA”)). Our teams conduct privacy impact assessments, monitor guidance from industry and privacy experts, and interpret privacy legislation from relevant regulatory bodies. We use this input to update the privacy and security features of our Connected Operations Cloud, develop new features and Applications, and give our customers the tools they need to meet their privacy goals.
Our Connected Operations Cloud is designed to deliver a robust and ready-to-use security infrastructure to our customers, who can leverage our features to enhance their own security programs without needing to have deep security expertise. We use industry standards and protocols to protect customer data, whether in transit (including TLS 1.2 and 256-bit AES encryption) or at rest in our hosted infrastructure (including FIPS 140-2 compliant encryption standards). Our security program is designed to identify and mitigate risks, and we constantly look to implement best practices and evaluate ways to improve our security. We are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization, which helps keep our customers’ data safe and available. We engage independent entities to conduct platform, infrastructure, and hardware-level penetration tests on at least an annual basis. We have also implemented a public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities, which are identified by external researchers who are rewarded for their verified findings; our internal security team then works on addressing these vulnerabilities as appropriate.
App Marketplace and APIs
Samsara’s integration ecosystem includes over 220 pre-built integrations in our App Marketplace. This robust ecosystem of third-party integrations drives improved efficiency and insight for customers by unifying and analyzing data across multiple, previously siloed systems. To ensure easy adoption and seamless access for our developers, we have created “Getting Started” guides for all of our main integration types and we maintain a developer metrics page to monitor integration health, provide a newsletter and discussion forum to share best practices, and have an API explorer feature in our documentation, which allows developers to try out API calls with their own data before building a full deployment. We are seeing strong adoption of integrations on our platform, with our largest customers using on average six or more API integrations, up from four API integrations a year ago.
Sales and Marketing
We primarily sell subscriptions to our Connected Operations Cloud to large, medium-sized, and small businesses through a direct sales motion. Our enterprise sales team takes an account-based approach to target large multinational corporations, while our mid-market and commercial sales teams focus on medium-sized businesses and small businesses using both inbound and outbound sales techniques. Both teams are supported by a close partnership with our marketing team’s lead generation engine. For smaller projects, we have a self-service model driven by a seamless web store experience.
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
We invest in a variety of marketing activities and programs to drive awareness, engage with prospective customers, and build a pipeline for our sales team. Our lead generation engine supports our growth targets by hosting and participating in field events, producing webinars, leveraging customer success case studies, press engagement, and more. To drive large customer growth, we leverage targeted, account-based marketing tactics.
In addition to our internal sales team, we also have a network of reseller partners who sell our products to customers. Further, we have established referral programs with some of our insurance and other partners, which act as an additional lead generation source.

Partners
We have built a robust ecosystem that includes over 220 integration partners in our Samsara App Marketplace, powered by an active developer community. In addition to these integration partners, we work with a network of system integrators, consultants, and implementation partners in our Experts Marketplace. We are seeing strong adoption by customers integrating into our system, with our largest customers using on average more than six API integrations. This enables developers to integrate our Connected Operations Cloud into a variety of use cases from payroll to TMS, fuel purchasing tools, navigation, and more. These APIs cover all of Samsara’s core Applications. We also have partnerships with OEMs who build connectivity into their products, such as vehicles and heavy equipment. These partnerships enable us to capture IoT data into our Connected Operations Cloud without requiring customers to install aftermarket IoT devices. This lowers the barrier to connecting data to our platform. Our partner ecosystem also encompasses a number of commercial partnerships. We work with a network of reseller partners and also have partnerships with insurance providers and select vendors in the third-party logistics (3PL) network. We have also partnered with insurance companies, who have become an important partner constituency whose end customers can leverage our Connected Operations Cloud in order to improve safety. As our relationships with these insurance partners have deepened, they have often incentivized their end customers to adopt our Connected Operations Cloud in exchange for reduced insurance premiums.
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
Competition
The connected physical operations industry is highly fragmented, with most vendors offering software and/or hardware solutions addressing specific industry verticals or specific solution sets. Our competition is specific to the individual solution sets that we target, or specific to operational groupings like fleets or facilities. We are not aware of other companies that approach the market with a common data cloud across connected fleets, equipment, and sites.
Video-Based Safety
Our fleet safety Applications primarily compete with vendors like Lytx and SmartDrive, who provide standalone camera and coaching tools.
Vehicle Telematics
Our telematics Applications primarily compete with vendors like Verizon Connect, Geotab, and Omnitracs, who provide a set of tools and reports focused on driver management, intermittent GPS tracking, asset tracking, and compliance.
Equipment Monitoring
Our equipment monitoring Applications compete with a wide range of vendors depending on the complexity of the equipment tracked. Our primary competitors for monitoring equipment and trailers are vendors focusing on equipment location tracking and diagnostics like Orbcomm and ZTR. For more advanced monitoring and control solutions, we primarily compete against homegrown internal or DIY solutions.
Site Visibility
Our site visibility Applications primarily compete with security, surveillance, and access control vendors like Avigilon (a Motorola Solutions company) that specialize in video analytics, AI, and network video management software.
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
•Return on investment: Price for software, devices, installation and support relative to achieved cost savings;
•Brand awareness, reputation and trust in the provider’s services; and
•Strength of sales, marketing and channel partner relationships.
Based on these factors, we believe we are positioned favorably against our competitors. While many competitors focus on a subset of solutions for vehicles, such as GPS tracking and/or driver coaching, our Connected Operations Cloud provides an extensive view of relevant operational information across many physical operations assets. This real-time data enables intelligent recommendations that empower customers to achieve operational success while consolidating vendor costs and administration.
Our solution allows customers to use Samsara as their only physical operations management provider, instead of having to source, integrate and adopt point solutions across a variety of vendors. However, some of our competitors have substantially greater financial resources, greater brand recognition, larger sales forces and marketing budgets, as well as broader distribution networks. Large enterprises, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well.
Our Intellectual Property
Intellectual property rights are important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to protect our intellectual property rights, including our proprietary technology, software, know-how and brand.
As of January 28, 2023, our portfolio consisted of 58 issued and eight allowed (issuance pending) patents in the United States. We also had 127 patent applications pending for examination in the United States and no non-U.S. patents or patent applications. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents.
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
For example, to the extent our products function as ELDs, we are subject to regulation by the FMCSA and foreign regulatory agencies. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. Similarly, on January 1, 2023, Canada began enforcement of its ELD technical standard, mandating that motor carriers and drivers subject to HOS requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body.

We also are subject to other laws and regulations governing issues such as privacy, data security, telecommunications, the use of biometric data, labor and employment, anti-discrimination, exports, anti-bribery, whistleblowing and worker confidentiality obligations, product liability, consumer protection and warnings, marketing, taxation, securities, competition, arbitration agreements and class action waiver provisions, and terms of service, among other issues. We could become subject to additional legal or regulatory requirements, including additional or modified requirements around ELD certification, if laws, regulations, or guidance change in the jurisdictions in which we operate. This could include the need to obtain new and different types of licenses or certifications to offer certain products or functionalities. Guiding our actions is a commitment to complying with, and helping our customers comply with, applicable regulations and requirements, and we will continue to devote significant internal resources to these efforts.
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
In addition to the privacy and security measures that we incorporate into the design, engineering, and testing processes for our solution, we have company-wide policies that describe how we collect, use, protect and disclose data. We provide ongoing training to our employees to appropriately handle and secure data. We are also able to assist our customers in demonstrating their compliance with applicable data protection and privacy laws and regulations through the use of template accountability documentation (e.g., data protection impact assessments, supporting policies, and data transfer impact assessments), which can be configured and tailored by customers to address their particular use cases and organizational requirements. We offer and include the latest EU Standard Contractual Clauses (“SCCs”) and supporting UK International Data Transfer Addendum in our contractual terms with customers for the purpose of helping enable our customers’ continued compliance with the changing regulatory landscape in connection with transferring personal data subject to the GDPR and UKDPA to third countries that have not been found to provide adequate protection to such personal data, including the United States, highlighting a commitment to protect personal information in accordance with a set of privacy principles that offer meaningful privacy protections and recourse for European-based individuals. We also include terms pursuant to the CCPA, as amended by the CPRA (together with its implementing regulations), in our contractual terms. We also maintain a self-certification under the EU-U.S. and Swiss-U.S. Privacy Shield programs. We hold our service providers and sub processors to the same high data protection and privacy standards to which we hold ourselves, including through contractual commitments and periodic reviews and audits.
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
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses for the foreseeable future. We incurred net losses of $247.4 million and $355.0 million for our fiscal years ended January 28, 2023 and January 29, 2022, respectively. As a result, we had an accumulated deficit of $1,168.4 million and $921.0 million as of January 28, 2023 and January 29, 2022, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also have incurred and expect to incur significant additional legal, accounting, and other expenses as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability on a consistent basis or at all, which would cause our business, financial condition, and results of operations to suffer.
Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the fourth quarter of fiscal year 2023, we recognized stock-based compensation expense of $40.1 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $384.3 million as of January 28, 2023, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve profitability. For additional information, see the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Stock-Based Compensation.”
Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the last several years. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts or product returns by our existing customers, the maturation of our business, and macroeconomic factors, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will continue to decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.

We face risks associated with the growth of our business in new use cases.
Historically, most of our revenue has been derived from sales relating to our Applications for use in connection with customers’ fleets. In recent periods, we have increased our focus on Applications for use in connection with customers’ equipment and sites. We plan to expand the use cases of our solution, including those where we may have limited operating experience, and may be subject to increased business, technology, and economic risks that could affect our financial results. Entering new use cases and expanding in the use cases in which we are already operating with new Applications will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. To the extent we expand into and within new use cases that are heavily regulated, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While our strategy of building Applications for use in connection with customers’ fleets has proven successful in the past, it is uncertain we will achieve the same penetration and organic growth with respect to Applications for customers’ sites and equipment or any other use cases that we pursue. Any failure to do so may harm our reputation, business, financial condition, and results of operations.
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
•our failure to develop or expand relationships with existing channel or OEM partners or to attract new channel or OEM partners;
•our failure to develop our application ecosystem and integrate with new applications and devices used by potential customers;
•our failure to help potential customers successfully deploy and use our solution; and
•general macroeconomic conditions, including elevated inflation and interest rates, financial distress caused by recent or potential bank failures and other recent financial, economic, and political events that may impact our customers and the industries in which they operate.
If our efforts to attract new customers are not successful, our business, financial condition, and results of operations will suffer.

If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions to access our Connected Operations Cloud when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for a subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew their subscriptions for a similar contract period, on the same payment terms, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us and it is difficult to accurately predict long-term customer retention, in part due to our limited experience with renewal cycles to date. Customers may choose not to renew their subscriptions for many reasons, including the belief that our solution is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending in response to macroeconomic or other factors, our discontinuation of a desired application or loss of applicable regulatory certifications, a dissatisfaction with their overall customer experience, or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions affecting our customer base, the dissolution of their business or business unit utilizing our solution or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.
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
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers, and in some instances, a single joint design manufacturer, to allocate sufficient manufacturing capacity to meet our needs, to produce IoT devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the predictability of the availability of these components may be limited. For example, over the last several fiscal years, there has been an ongoing global silicon component shortage, which has resulted in increases in the cost of devices and components and delays in shipments of goods across many industries, including components used in our IoT devices. Global transportation and freight networks have also been strained as a result of COVID-19, geopolitical conflicts, labor disputes and other factors, which has caused freight shipping costs and lead times to increase. Increases in the cost of devices or components, or freight to transport those items, could negatively impact our gross margins and cash flow margins.
Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as prior outbreaks of the COVID-19 pandemic) and resulting lockdowns, geopolitical disputes (such as ongoing conflicts between China and other countries), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our joint design manufacturers and suppliers have a large presence in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing and supply partners’ operations in Taiwan and secondary locations in Asia. Although we have extended our supply orders to the latest quoted lead times and have made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
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
Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our margins.
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

Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to forecast accurately and effectively manage supply of our IoT devices. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess and obsolete supply, we may have to record a reserve for excess manufacturing costs or reduce our prices and write-down inventory, either of which in turn could result in lower margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end customers are unable to access our Connected Operations Cloud and, as a result, turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our IoT devices or ship these devices could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the fiscal year ended January 28, 2023, we increased our operating expenses to $729.3 million as compared to $657.7 million for the fiscal year ended January 29, 2022. We expect to continue making significant expenditures on sales, hiring and marketing efforts and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business, and we expect to continue making significant expenditures in pursuit of these initiatives. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
If we are not able to develop and timely introduce new Applications and features for our Connected Operations Cloud that achieve market acceptance, keep pace with technological developments, and meet existing and emerging regulatory requirements, our business, financial condition, and results of operations would be harmed.
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
The markets for the Applications and use cases for which we compete are new and rapidly evolving. Our historical competition has been specific to the individual solution sets that we target, or specific to operational groupings like fleets or facilities. For example, certain of our Applications compete with:
•vendors like Omnitracs, Verizon Connect and Geotab who provide a set of tools and reports focused on driver management, GPS tracking, asset tracking, and compliance;
•vendors like Lytx and SmartDrive who provide safety-focused standalone cameras and coaching tools;
•vendors focusing on equipment location tracking and diagnostics like Orbcomm and ZTR, as well as customer-developed solutions for more advanced or specialized monitoring and control solutions; or
•security, surveillance and access control vendors like Avigilon, a Motorola Solutions company, that specialize in video analytics, AI, and network video management software.
Competition in these markets is based on several factors, including the comprehensiveness of a solution; feature set breadth and extensibility; analytical capability; ease of adoption; platform reliability, security and scalability; customer support; ability to realize cost savings and return on investment; brand awareness and reputation; and the strength of sales and marketing efforts and channel partnerships.
Some of our competitors may have greater financial resources, greater brand recognition, larger and more effective sales forces and marketing resources than us, as well as broader distribution networks. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. For example, we rely upon Amazon for AWS web hosting and we do not currently have an alternative provider. If Amazon decided to compete with us and did not allow us to renew our commercial agreement, this may have a significant impact on our solution and would require that we allocate time and expense to setting up our Connected Operations Cloud on an alternative hosting service. We expect competition to increase as other established and emerging companies, such as Motive, Netradyne, Platform Science, and Verkada, enter the markets in which we compete, as customer requirements evolve and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. As a result, we may experience reduced gross margins, longer sales cycles, less favorable payment terms, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.
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
As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our Data Platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We and many of our third-party partners, including our subprocessors and service providers, have security measures and disaster response plans in place that are designed to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service and other attacks, and natural disasters and other sources of disruptions to the operation of our Connected Operations Cloud or our or our third-party partners’ operations, including power outages and telecommunications and other failures. Our or our third-party partners’ systems and security measures may be breached or otherwise compromised or fail as a result of actions by malicious insiders or third parties (including nation-state actors, such as those acting in connection with ongoing geopolitical tensions), such as intentional misconduct by computer hackers, phishing (including by impersonating us through using domain names that are confusingly similar to ours) and other means of social engineering, including fraudulent inducement of employees or customers to disclose usernames, passwords, or other sensitive information, and employee error or malfeasance. For example, as a result of the ongoing conflict between Russia and Ukraine, the U.S. government has issued a “Shields Up” alert and other warnings for American organizations noting the potential for Russia’s cyber-attacks on Ukrainian government and critical infrastructure organizations to impact organizations in the United States. If such an attack were to occur and were to impact us or our third-party partners, the relevant systems and security measures may provide inadequate protection. In addition, advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Any such breach, compromise, or failure could result in the loss, corruption, or unavailability of our or our customers’ data, loss of intellectual property, someone obtaining unauthorized access to, modifying, exfiltrating, or otherwise processing without authorization our customers’ data or our data, or disrupting or obtaining unauthorized access to our Data Platform or other systems. Because a security breach or incident could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches or incidents and implement adequate preventative measures. We incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes in ongoing efforts to prevent such breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources in an effort to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause.
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
We are continuing to implement access controls to limit employee access to our platform controls and system tools in an effort to further improve security and reduce the risk of human error or malfeasance. If it became necessary to further restrict the availability or use of our platform controls and system tools by our employees in response to any abuse or misuse, our ability to deliver high-quality and timely customer support could be harmed.
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
A significant portion of our critical business operations are concentrated in the United States and are supported by third-party hosting facilities located in Oregon. We are a highly automated business, and a disruption or failure of our systems, or of the third-party hosting facilities and other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facilities have experienced outages. The causes for such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.
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
Additionally, increases in the fees charged by cellular carriers for data transmission, changes to the conditions by which our cellular carriers provide service on their or their partners’ networks, or changes in the cellular networks themselves, such as a cellular carrier discontinuing support of the network currently used by our or our customers’ IoT devices, could increase our costs and impact our profitability. Mobile carriers regularly discontinue radio frequency technologies as they become obsolete. If we are unable to design our solutions into new technologies such as 5G and satellite communications, our business, financial condition, and results of operations could be harmed.

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
Further, we rely in part on direct sales employees to sell our products in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team and corporate infrastructure, as well as exploring further relationships with third-party resellers and channel partners. We intend to continue increasing the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel will take considerable time to enable new employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.
To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past. We have numerous current employees who hold equity in our company or whose equity awards were or became substantially vested upon the completion of our initial public offering (“IPO”). As a result, it may be difficult for us to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Further, our ability to attract, retain, and motivate employees may be adversely affected by actual or expected declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we will incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.
If we cannot maintain our company culture, our success and our business and competitive position may be harmed, and our attempts to operate under a flexible work model may not be successful and may adversely impact our business.
We believe that our success to date has been driven in large part by our company’s cultural principles of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive and winning as a team. As we mature, we may find it difficult to maintain these important aspects of our culture, especially in a flexible work environment in which we have limited experience operating. It is possible that continued widespread remote or flexible work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.
If we are not able to maintain and enhance our brand, our business, financial condition, and results of operations may be harmed.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe that the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. The successful promotion of our brand depends on a number of factors, including our and our channel partners’ marketing efforts, our ability to continue to develop high-quality solutions and our ability to successfully differentiate our Applications from those of competitors. In addition, independent industry analysts provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our Connected Operations Cloud in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.

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
AI is enabled by or integrated into some of our existing solutions and may play an increased role in our future offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, content or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution. For example, the European Commission has proposed a legal framework on AI that is currently going through the EU legislative process. If the European Parliament adopts this proposal in full or in part, it will introduce a series of legal and technical obligations and potential restrictions on companies’ use of AI.
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
Our Connected Operations Cloud is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when features and Applications are first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, loss of applicable regulatory certifications, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our products because a failure or defect in our solution could have a significant impact on their business or employees, including leading to death, serious bodily injury, or noncompliance with applicable regulations. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use certain of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we will be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have often implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update, or our failure to adequately develop and deploy updated technology, may cause performance or security issues or disable certain devices in the field, as has occurred in the past. Such an error could require us to fix or replace such devices and may harm our relationship with the impacted customer or customers.
In addition, any data that we license from third parties for potential use in our solution may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our solution is perceived by our current and potential customers and could materially damage our reputation and brand.
The sale and support of our solution entail the risk of liability claims, which could be substantial in light of the use of our solution in enterprise-wide environments. We may not have adequate contractual protections in place with our customers, users, joint-design manufacturers, third-party vendors, service providers, and partners to protect against costs and liabilities resulting from defects in our products or components therein. Any limitation of liability, warranty disclaimers, or indemnity provisions that may be contained in these agreements may not be enforceable or adequate or effective, including as a result of existing or future applicable laws or unfavorable judicial decisions, and they may not function to limit our liability or otherwise protect against costs arising from defects or errors, regulatory enforcement, or otherwise.
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
Our solution is often operated in large scale, distributed IT environments, including across a wide array of IoT devices and connected assets. Implementing our solutions in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of cloud-based platforms such as ours. On occasion, some of our customers and partners have encountered challenges in implementing our solution, leading them to require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. If our solution is not implemented, used, or updated appropriately, then inadequate performance, exposure of customer data and/or security vulnerabilities can result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation or use of, or failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction, negative publicity and litigation, which may adversely affect our reputation and brand. Failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decreased subscriptions by new customers, which would adversely affect our business and growth prospects.
We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
We are subject to the risk of product liability and warranty claims if our Connected Operations Cloud and our IoT devices actually or allegedly fail to perform as expected or result, or are alleged to result, in bodily injury and/or property damage. Certain technologies incorporated in our IoT devices, such as lithium batteries and in-cab audio alerts, may increase the risk profile of such devices. While we maintain what we believe to be reasonable insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, we generally provide our customers a hardware warranty for the entire term of their subscription to our Connected Operations Cloud. If any of our IoT devices are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such devices or customer claims against us. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our products, or a refund of customer expenses, could exceed our historical experience and have a material adverse effect on our business, financial condition, and results of operations.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 11% of our revenue for the fiscal year ended January 28, 2023. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•challenges in recruiting, training and retaining qualified employees, particularly in new markets in which we have not historically operated;
•slower than anticipated availability and adoption of our solution, or of cloud technologies in general, by potential customers in our target geographies;
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

Risks Related to Our Intellectual Property
Failure to identify and protect our proprietary technology and intellectual property rights could substantially harm our business and results of operations.
Our success is tied to our ability to identify and protect our proprietary technology, methodologies, know-how, and branding. We rely on a combination of trademarks, copyrights, patents, trade secrets and other intellectual property laws, contractual restrictions, and technical organizational security and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights, including our efforts to date in building out our patent portfolio, may be limited or inadequate. For instance, we will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights, or unauthorized or unlawful use of our software, technology or intellectual property rights. We also cannot guarantee that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be unobstructed by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments. Further, the laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.
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
If we fail to identify and protect our intellectual property rights adequately, our competitors or other third parties may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant resources and expenses.
There can be no assurance that our patents are enforceable or otherwise will be upheld as valid, or that our patent applications will be granted.
Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned or lapse. In addition, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.
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
We may become subject to additional intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
Third parties have claimed and may in the future claim that our operations and Applications infringe their intellectual property rights, and such claims have resulted and may result in legal claims against our customers, our channel partners, and us. These claims may damage our brand and reputation, harm our customer and channel partner relationships, and result in liability for us. We expect the number of such claims will increase as the number of Applications and the level of competition in our market grows, the functionality of our solution overlaps with that of other products and services, and the volume of issued patents and patent applications continues to increase. We have agreed in certain customer and channel partner contracts to indemnify customers and channel partners, and have accepted tenders for indemnification from certain of such customers, for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our solution. To the extent that any claim arises as a result of third-party technology we use in our solution, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
Companies in the software and technology industries, including some of our current and potential competitors, own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Furthermore, patent holding companies, non-practicing entities, and other patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. Third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We have received notices and been subject to litigation (and we may be subject to litigation in the future) that claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to IoT devices and the enterprise software market. These and other possible disagreements could lead to delays in the research, development or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.
There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement claims due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us.
Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers and channel partners for liabilities they incur as a result of such claims. These claims could also result in our having to stop importing, making, offering to sell, selling, or using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial condition.

Our exposure to risks associated with the use of intellectual property may be increased as a result of any future acquisitions we may complete.
Our exposure to risks associated with the use of intellectual property may be increased as a result of any future acquisitions we may complete, as we will have a lower level of visibility into the development process with respect to acquired technology or the care taken to safeguard against infringement risks. Third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition. Any of these results would harm our business, results of operations and financial condition. These risks have been amplified by the increase in third parties whose sole or primary business is to assert such claims.
Our use of open source software could negatively affect our ability to sell subscriptions to our Connected Operations Cloud and subject us to possible litigation.
Our Connected Operations Cloud incorporates open source software, and we expect to continue to incorporate open source software in our Connected Operations Cloud in the future. Many licenses applicable to open source software have not been interpreted by courts, and there is a risk that any open source licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solution or other products we may develop in the future. We also rely upon third-party, non-employee contractors to perform certain development services on our behalf, and we cannot be certain that such contractors will comply with our review processes or not incorporate software code made available under certain open source licenses into our proprietary code base.
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
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, or required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. In any of these events, we, our customers, and our channel partners could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We, our customers, and our channel partners may also be subject to suits by parties claiming infringement, misappropriation or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction.
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
Our agreements with customers, channel partners and other third parties have in some cases included indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our solution or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Pursuant to certain agreements, we do not have a cap on our liability, and any payments under such agreements would harm our business, financial condition, and results of operations. Although we normally contractually limit our liability with respect to some of these indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer or channel partner with respect to such obligations could have adverse effects on our relationship with that customer or channel partner and other existing customers and new customers and channel partners and harm our business and results of operations.

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
Risks Related to Government Regulation
Federal and other governments and independent standards organizations have implemented and may implement in the future significant regulations or standards that could adversely affect our ability to produce or market our products.
Our products are subject to a wide variety of laws and regulations in the United States and other jurisdictions, and may become subject to additional laws and regulations, and we devote considerable resources to the analysis of their applicability to our products and their compliance with applicable laws and regulations. Failure to comply with applicable laws and regulations could require us to incur significant compliance, research and development, and other costs, penalties, and fines; adversely impact our business reputation and customer relationships; and otherwise adversely affect or make impossible our ability to produce, market and sell the affected products or our other products. The United States and other countries have enacted regulations related to ELDs and HOS or similar requirements, and certain of our customers use our products to comply with such regulations. Failure to comply ourselves, to enable such compliance by our customers, or to obtain and maintain any required certifications would prevent current and potential customers from using the applicable products for such compliance purposes and would have an adverse impact on our ability to sell such products, our business reputation, and our customer relationships. For example, in the United States, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the FMCSA and similar regulations in other countries in which they are used. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, from time to time, we have received and expect to continue to receive inquiries from FMCSA relating to our self-certified ELD Application in the United States. These inquiries could put our self-certification of our ELD Application at risk or require changes to our ELD functionality that could make our ELD Application less desirable to existing and potential customers. Further, as another example, on January 1, 2023, Canada began enforcement of its ELD technical standard, mandating that motor carriers and drivers subject to HOS requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body. We have obtained certification for three of our ELD models in Canada. However, failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD Application for compliance purposes in Canada. Furthermore, our products may transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other federal and state agencies.

In addition, our Connected Operations Cloud may become subject to independent industry standards or similar customer requirements. The implementation of unfavorable regulations, industry standards or similar customer requirements, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical, or otherwise adversely affect our ability to produce, market and sell subscriptions to our solution. The adoption of new industry standards or similar customer requirements applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards or requirements, which could materially and adversely affect our ability to generate revenues through the sale of our products.
Reductions in regulation of our customers’ physical operations may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.
Regulatory compliance and reporting is driven by legislation, regulatory requirements and related guidance, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. With respect to our Applications that are used for customers’ compliance purposes, changes in underlying regulations may reduce or eliminate our customers’ continued demand for Applications that address those regulations. For example, in the United States, fleet operators face numerous complex regulatory requirements, including electronic logging requirements; compliance, safety and accountability driver safety scoring; limitations on HOS; compliance and fuel tax reporting; among others. If these regulatory requirements were reduced or eliminated, our Applications for the fleet use case would have reduced utility to our customers. Accordingly, the reduction in regulation of markets addressed by our Applications could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business.
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, covering topics including privacy and data protection, telecommunications, intellectual property, employment and labor, workplace safety, the environment, consumer protection, governmental trade sanctions, import and export controls, anti-corruption and anti-bribery, securities, competition, and tax. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws and regulations impose added costs on our business. Actual or perceived noncompliance with applicable regulations or requirements could subject us to:
•investigations, enforcement actions, and sanctions;
•mandatory changes to our solution;
•disgorgement of profits, fines, and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers, partners or other third parties;
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
We receive, collect, store, process, transfer, and use personal information and other data relating to users of our solution, our employees and contractors, and other persons. For example, one of our Applications collects video of the worksites of our customers, and certain of our Applications collect and store facial recognition data, which is subject to heightened sensitivity and regulation. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including facial recognition data and other personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, retention and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent across jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the approval, authorization, agreement, and/or consent of users or other data subjects for the collection, use, retention or disclosure of such data must be obtained or complied with, could increase our costs and require us to modify our Applications, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new Applications and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the GDPR, which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data subject to the GDPR from the European Economic Area (“EEA”) to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including using SCCs approved by the European Commission; however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs that are required to be implemented over time. Further, the United Kingdom ceased to be a EU member state on January 31, 2020, but enacted legislation that substantially implements the GDPR and which provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of our global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted new data transfer mechanisms (namely, the UK International Data Transfer Agreement and the UK international data transfer addendum to the SCCs) addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented over time. While the EU has deemed the United Kingdom to be an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland and the United Kingdom and may experience hesitancy, reluctance, or refusal by customers to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland and the United Kingdom regarding international data transfers and data protection obligations imposed on them. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).
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
Additionally, in June 2018, California passed the CCPA, which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. A new privacy law, CPRA, was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023, with enforcement delayed until July 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Connecticut, Texas, Washington, Virginia, Colorado and Utah, have implemented, or are considering implementing, their own versions of privacy legislation. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, CPRA, and other evolving legislation may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Numerous differing state privacy and data security requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because some of our products employ technology that may be perceived as subject to these laws, we and our customers have been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages and penalties under these laws, which could adversely affect our business, results of operations and our financial condition.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Despite our efforts, we may not be able to obtain the requisite certifications or otherwise meet particular requirements to sell to certain government entities, and government certification or other requirements for products like ours may change, thereby restricting our ability to sell to the U.S. federal government, state and local governments, education entities, or non-U.S. government sectors until we have attained the appropriate certification or otherwise met their particular requirements. Government demand and payment for our products may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our products.
Some government entities have statutory, contractual, or other legal rights to terminate contracts with us for convenience, for lack of appropriation of funds, or due to a default, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could materially and adversely affect our business, financial condition, and results of operations.

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
Exports, reexports and certain transfers of our solution, including the underlying technology and source code and products, may be subject to governmental export control and economic sanctions laws and regulations, including those of the United States and EU. Certain of our products, technologies, and services are, and may in the future be, subject to the EAR. U.S. export control laws and regulations and economic sanctions include various restrictions and license requirements, including prohibiting the shipment of certain products, technology, software and services to U.S. embargoed or sanctioned countries, governments, and persons. Complying with export control, economic sanctions and import laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform, products, services, technology and software from being exported, reexported or transferred in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export privileges.
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
Further, if our channel or other partners fail to obtain any appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”). For example, the United States recently imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies and adopted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. Our need to obtain any required export approval for such transactions could adversely affect our operations. Changes in our platform, products, services, technology and software or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, products, services, technology and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.

Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. For example, the EU has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment and disposal of equipment placed in the EU market. The Restrictions of Hazardous Substances Directive bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the EU. In the future, various countries, including the United States or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with the manufacture of our IoT devices, we may face regulatory fines, changes to our business practices, and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
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
Risks Related to Finance, Accounting, and Tax Matters
Our results of operations and our business metrics have fluctuated and are likely to fluctuate significantly in future periods and may not fully reflect the underlying performance of our business, which makes our future results difficult to predict and could cause our results of operations to fall below expectations.
Our results of operations and business metrics have fluctuated from period-to-period in the past and may continue to vary significantly in the future so that period-to-period comparisons of our results of operations and business metrics, such as ARR, may not be meaningful. Accordingly, our financial results in any one period should not be relied upon as indicative of future performance.

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
Our results of operations and business metrics may fluctuate as a result of a variety of factors, many of which are outside of our control, may be difficult to predict, and may or may not fully reflect the underlying performance of our business. Factors that may cause fluctuations in our financial results and our business metrics include but are not limited to:
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
•The impact of the Russia-Ukraine conflict, geopolitical tensions involving China, and related macroeconomic events on our and our customers’ and partners’ respective operations;
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
We actively monitor and manage our cash, cash equivalents, and marketable debt securities so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our research and development efforts, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, financial condition, and results of operations.
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
Some of our customers have relied, and may in the future rely, on third parties to finance their purchase of subscriptions to our Connected Operations Cloud. This need to arrange third-party credit may lengthen our sales cycles or otherwise lengthen the amount of time required to negotiate customer agreements. We occasionally provide customers seeking financing with contact information for lenders that are known to us through their financing of other customers’ subscriptions. These arrangements can create challenging dynamics for us when disputes arise between a customer and a lender to whom we have introduced a customer. In the event that financing is not available to those of our customers who require it, on commercially reasonable terms or at all, we could experience reduced sales, extended sales cycles, and increased churn. Any inability of a third-party financing company to make payments on a customer’s behalf would prevent us from collecting amounts due under the customer’s subscription agreement. In the event of a dispute between a customer and a lender, we could suffer reputational harm and damage to our relationships with customers and those that provide financing to our customers. The cost of financing may increase as a result of increases in interest rates. The occurrence of any of these would adversely impact our business, financial condition, and results of operations.
Changes in our subscription or pricing models could adversely affect our business, financial condition and results of operations.
Determining the optimal prices for subscriptions to our solution requires significant judgment and assessment of multiple factors, particularly under economic conditions characterized by high inflation or in a recessionary or uncertain economic environment. As the market for our solution has evolved, we have changed our prices and pricing model from time to time and expect to continue to do so in the future. As we expand our offerings, as the markets for our solution mature, as competitors introduce new solutions or services that compete with ours, as we enter new international markets, and as macroeconomic conditions evolve, we may be unable to attract and retain customers at the prices or terms we set. If we do not optimally adjust pricing for our solution, our revenue and margins, as well as our ability to acquire and retain customers, may be negatively impacted.
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
The tax laws applicable to our business, including the laws of the United States, and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements, or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on corporate stock repurchases by publicly traded companies. This act, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability. Many countries in the EU, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall tax liabilities could increase, and our business, financial condition or results of operations may be adversely impacted.
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
We maintain a portfolio of marketable debt securities through professional investment advisors. The investments in our portfolio are subject to our corporate investment policy, which focuses on the preservation of capital, fulfillment of our liquidity needs, and maximization of investment performance within the parameters set forth in our corporate investment policy and subject to market conditions. These investments are subject to general credit, liquidity, market, and interest rate risks. In particular, the value of our portfolio may decline due to changes in interest rates, instability in the global financial markets that reduces the liquidity of securities in our portfolio, and other factors, including unexpected or unprecedented events. As a result, we may experience a decline in value or loss of liquidity of our investments, which could materially adversely affect our business, financial condition, results of operations, and prospects. We attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio’s overall risk profile, but the value of our investments may nevertheless decline. To the extent that we increase the amount of these investments in the future, these risks could be exacerbated.
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
As of January 28, 2023, we had U.S. federal net operating loss (“NOL”) carryforwards of $1,364.5 million and U.S. state NOL carryforwards of $1,634.2 million, which may be utilized against future income taxes. Under the Tax Cuts and Jobs Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the deductibility of our federal NOL carryforwards generated in taxable years beginning after December 31, 2017 is limited to 80% of taxable income in taxable years beginning after December 31, 2020. Our NOL carryforwards may also be subject to limitations under state law. Limitations imposed by the applicable jurisdictions on our ability to utilize NOL carryforwards, including with respect to the NOL carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOL carryforwards.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. For example, we have taken and may be required to take certain non-cash charges in connection with future rent expenses relating to premises we have vacated or intend to vacate, which could have an adverse impact on our results of operations for the period in which we recognize such charges. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, and income taxes.
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
Certain holders of our common stock also have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Further, we have filed and expect to file in the future registration statements to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise or vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market as a result of being issued under such registration statement or pursuant to other securities law exemptions.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, also could cause the trading price of our Class A common stock to decline and make it more difficult for you to sell shares of our Class A common stock.
Our stock price may be volatile and may decline significantly and rapidly regardless of our operating performance, resulting in substantial losses for investors.
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
•general economic conditions in the United States, including economic slowdowns, the occurrence or expectation of recessions, financial distress caused by recent or potential bank failures, elevated inflation and interest rates, and tightening of credit markets;
•other events or factors, including those resulting from geopolitical disputes (including but not limited to the ongoing conflict between Ukraine and Russia and geopolitical tensions involving China), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section and the section titled “Special Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.
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
Our multi-class structure may negatively affect the decision by certain institutional investors to purchase or hold shares of our Class A common stock.
The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. In July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to include most newly public companies utilizing dual or multi-class capital structures in their indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Under the announced policies, our multi-class capital structure likely makes us ineligible for inclusion in any of these indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track these indices may not invest in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
We are no longer an “emerging growth company,” and, as a result, we now must comply with increased reporting and disclosure requirements, which may increase our costs.
We no longer qualify as an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. As a result, we are now subject to various disclosure and compliance requirements that did not previously apply to us, such as:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act;
•the requirement that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding obligatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and financial statements;
•the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that the loss of emerging growth company status and compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing disclosure or compliance requirements in a timely manner, the trading price of our Class A common stock could decline and we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC, or other regulatory authorities, which would require additional financial and management resources.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and place significant strain on our personnel, systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees and have engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our operating expenses.

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
Some members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our activities as a public company that are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will continue to require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.
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
Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information and could materially and adversely affect our business, financial condition, and results of operations and could cause a decline in the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total voting power of the then outstanding shares entitled to vote generally in the election of directors, our stockholders will be able to take action by consent only if such action is first recommended or approved by our board of directors;
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
General Risk Factors
Our business may be materially and adversely impacted by U.S. and global market, political and economic conditions, including elevated inflation rates.
We generate our revenue from selling subscriptions to our Connected Operations Cloud to industries that depend on physical operations. These industries include transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Given the concentration of our business activities in these industries and their heightened susceptibility to disruption in times of economic uncertainty, we will be particularly exposed to certain economic uncertainty and downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including financial distress caused by recent or potential bank failures, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and geopolitical tensions involving China, elevated inflation rates and the responses by central banking authorities to control such inflation, and the COVID-19 pandemic, among others. General business and economic conditions that could affect us and our customers include fluctuations in economic growth, debt and equity capital markets, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate.
Economic uncertainty and associated macroeconomic conditions make it extremely difficult for businesses to accurately forecast and plan future business activities, and have caused and may continue to cause businesses to cease or slow spending on information technology products, which has also caused, and could continue to cause, delays in and lengthening of sales cycles. Furthermore, during uncertain economic times, our customers have faced issues gaining timely access to sufficient credit on acceptable terms, which has from time to time resulted, and in the future may result, in an impairment of their ability to make timely payments to us. As a result, operational challenges and these volatile economic conditions have presented and may in the future present difficulties in our ability to timely collect accounts receivables from our customers due to their deteriorating financial condition. In addition, our existing customers may be acquired by or merged into other entities that use our competitors’ products, they may decide to terminate their relationships with us for other reasons, or they may go out of business, each of which would have an adverse effect on our future revenue. Additionally, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

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
A heightened focus on evolving environmental, social, and governance issues by shareholders, customers, regulators and other stakeholders may impose additional risks and costs on our business.
Environmental, social, and governance (“ESG”) matters have become an area of heightened focus among our shareholders and other stakeholders, including among customers, employees, regulators and the general public in the United States and abroad. In particular, companies face evolving rules, regulations and expectations with respect to their practices, disclosures and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements and potential ESG-related reporting requirements in the EU. These initiatives and related reporting requirements may present operational, reputational, financial, legal and other risks, which could have a material impact on us.
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
From time to time, we have been and continue to be subject to litigation. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could adversely affect our results of operations and cash flows, harm our reputation, or otherwise negatively impact our business.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business and adversely affect results of operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events, including pandemics such as the COVID-19 pandemic, may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, financial condition, and results of operations. For example, as a result of COVID-19 and the resulting economic conditions, we have experienced an increase in the average length of sales cycles to onboard new customers, delays in new projects and purchasing decisions, and requests by some customers for contract renegotiations or extension of payment obligations, all of which have adversely affected, and could materially and adversely impact, our business, financial condition, and results of operations in future periods. In addition, COVID-19 has disrupted the operations of our customers and technology partners, including as a result of supply chain constraints or uncertainty in the financial markets, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, leading to an economic downturn, which could adversely affect demand for our products, has led to some of our customers going through bankruptcy proceedings, has adversely affected our ability to collect payments from our customers and could harm our business and results of operations. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our customers and partners or the economy as a whole.
In the event of a natural disaster, including a major earthquake, blizzard, flood, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future results of operations. For example, our main corporate offices are located in California, a state that frequently experiences earthquakes. Additionally, any natural disaster, power outage, connectivity issue or other event could adversely affect the ability of our remote employees to work. All the aforementioned risks may be further increased if we do not implement an adequate disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. As of January 28, 2023, our principal offices consisted of approximately 133,000 square feet of leased property in San Francisco, California. We also lease office space for our operations in various locations throughout the United States, as well as office space in a number of countries in Europe, North America, and Asia. All of our offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our foreseeable needs, and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
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
Holders of Record
Holders of our common stock as of January 28, 2023 were as follows:
•Class A common stock: 47 stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.
•Class B common stock: 58 stockholders of record.
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
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On December 17, 2021, we completed our initial public offering (“IPO”). The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-261204), which was declared effective by the Securities and Exchange Commission (“SEC”) on December 14, 2021.
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
The performance graph below compares (i) the cumulative total return on our Class A common stock from December 15, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 28, 2023 (the last day in our fiscal year 2023) with (ii) the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on December 15, 2021 and the reinvestment of dividends. The performance graph uses the closing market price on December 15, 2021 of $24.70 per share as the initial value of our Class A common stock. The comparisons on this performance graph are based upon historical data and are not necessarily indicative of, nor intended to forecast, future performance of our Class A common stock.

Company/Index	12/15/2021	01/29/2022	04/30/2022	07/30/2022	10/29/2022	01/28/2023
Samsara Inc.	$100.00	$67.45	$49.96	$58.54	$50.16	$55.71
S&P 500 Index	$100.00	$94.10	$87.73	$87.69	$82.83	$86.43
S&P 500 Information Technology Index	$100.00	$90.77	$81.21	$82.67	$74.45	$78.19
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
This section of our Annual Report on Form 10-K generally discusses our financial condition and results of operations for fiscal years 2023 and 2022, and year-to-year comparisons between fiscal years 2023 and 2022 in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A discussion of our financial condition and results of operations and our liquidity and capital resources for fiscal year 2021, and year-to-year comparisons between fiscal years 2022 and 2021 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 29, 2022 included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 30, 2022, which information is incorporated herein by reference.
Overview
Samsara is on a mission to increase the safety, efficiency and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable business insights and improve their operations.
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
We were founded in 2015 and have achieved significant growth since our inception. For our fiscal years ended January 28, 2023 and January 29, 2022, our revenue was $652.5 million and $428.3 million, respectively, representing year-over-year growth of 52%. Our net loss was $247.4 million and $355.0 million for the fiscal years ended January 28, 2023 and January 29, 2022, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships and we continue to make significant investments in order to grow our customer base.
Our Business Model
In each of the past three fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud, which today includes Applications for Video-Based Safety, Vehicle Telematics, Apps and Driver Workflows, Equipment Monitoring, and Site Visibility. A subscription to our Connected Operations Cloud includes IoT data collection, which usually comes from a Samsara IoT device, such as an internet gateway, camera or sensor, or at times from a third-party solution; cellular connectivity for our IoT devices; access to our cloud Applications, application programming interfaces, and the Samsara App Marketplace; customer support; and warranty coverage. We price our subscriptions on a per asset, per application basis. For example, one vehicle using two Applications (Video-Based Safety and Vehicle Telematics) would count as two subscriptions.
Our Connected Operations Cloud is designed to be a digital hub for our customers and a mission-critical part of their operations. Our criticality and integration into existing infrastructure is demonstrated by long contract lengths, which typically span three to five years. We recognize revenue from our subscriptions ratably over the term of the contract. We bill monthly, quarterly, annually, or in advance, depending on the specifics of each contract. The timing of large multi-year contracts can create some variability in billings between periods, though the impact to our annual or quarterly revenue is minimal, as we recognize revenue ratably over the term of our customer contracts.

Our go-to-market strategy is focused on landing new customers and expanding their adoption of our Connected Operations Cloud. We primarily sell through a direct sales force, which focuses on landing and expanding large and mid-market customers with numerous physical assets. We also sell through resellers, which expands our reach and allows us to access certain customer channels more efficiently. Additionally, we offer self-service and low-touch inbound sales to attract a broad range of small customers onto our platform.
Our Customers
As of January 28, 2023, we had more than 19,000 customers representing over $5,000 in annual recurring revenue (“ARR”), or Core Customers, and approximately 95% of our ARR came from Core Customers, in part due to our increasing focus on this customer set. Our customer counts fluctuate from period to period, including due to customer mergers, acquisitions, consolidations, spin-offs, and other market activity. We have a very diverse customer base and no significant customer concentration, with no single customer accounting for more than 1% of our ARR as of January 28, 2023.
Our solution is used by businesses of varying sizes across a broad range of industries that depend on physical operations, including: transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Our industry-agnostic approach and the horizontal applicability of our solution have enabled us to deploy our platform to a diverse set of industries.
We have extended our Applications over time to address the needs of our customers. We started with Applications for connected fleets, where we observed a large and underpenetrated market opportunity, and then expanded into connected equipment and connected sites, where we observed similar opportunities to improve operations around physical assets. As of January 28, 2023, over 70% of our Core Customers and 90% of our customers representing over $100,000 in ARR are using multiple Applications. Two of our Applications, Video-Based Safety and Vehicle Telematics, each represented more than $300 million of ARR as of January 28, 2023, demonstrating the flexibility of our solution and our ability to develop and grow new Applications.
Our key focus is multi-application adoption. Customers may land with large-scale, multi-application contracts, or land with one application within one division and expand their adoption over time. Regardless of how our customers land, we focus on expanding their usage of Connected Operations Cloud and encourage full-scale rollouts across their geographies and divisions.
While our Connected Operations Cloud is accessible to customers of all sizes and we have achieved rapid adoption over time, we are particularly focused on larger customers representing over $100,000 in ARR. As of January 28, 2023, approximately 48% of our ARR came from customers representing over $100,000 in ARR. These customers generally contribute higher revenue, land with multiple products, have higher retention rates, and demonstrate stronger unit economics. The number of our customers representing over $100,000 in ARR has increased over time from 806 as of January 29, 2022 to 1,237 customers as of January 28, 2023. Customers representing over $100,000 in ARR generally adopt more Applications than our overall customer base. For example, as of January 28, 2023, more than 90% of these customers use two or more Applications and more than 50% use three or more Applications.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	January 28, 2023	January 29, 2022	January 30, 2021
ARR	$795,053	$558,113	$341,198
Customers > $100,000 ARR	1,237	806	452

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
Factors Affecting Our Performance
Acquiring New Customers
We believe that we have a substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, and drive adoption of our Connected Operations Cloud. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales and marketing efforts, macroeconomic factors and their impact on our customers’ businesses, as well as the success of our efforts to expand internationally.
Expanding Within Our Existing Customer Base
We believe that there is a significant opportunity to expand sales to existing customers following their initial adoption of our Connected Operations Cloud. We expand within our customer base by selling more Applications and expanding existing Applications across geographies and divisions. Our ability to expand within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, macroeconomic factors, and changes in our customers’ spending levels.
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Cloud and our ability to scale our headcount to grow our business. We continuously invest in adding new data types to our Connected Operations Cloud and innovate with this growing data asset to introduce new Applications over time. Our performance is also impacted by our ability to scale our headcount across our business to support our growth. We have increased our headcount from 1,616 employees as of the last business day of the fiscal year ended January 29, 2022 to 2,266 employees as of the last business day of the fiscal year ended January 28, 2023. We remain committed to investing in our sales capacity and our research and development organization, and to driving revenue growth globally.
Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on information technology products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine and geopolitical tensions involving China, and the COVID-19 pandemic, including the emergence of new variant strains. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Risk Factors” for further discussion of the impacts of macroeconomic trends on our business.

Components of Results of Operations
Revenue
We provide access to our Connected Operations Cloud through subscription arrangements, whereby the customer is charged a per-subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, IoT devices (which we also refer to as connected devices) and support services delivered over the term of the arrangement. Our subscription contracts are typically for a three-to-five-year term and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service. Our Connected Operations Cloud and IoT devices are highly interdependent and interrelated, and represent a combined performance obligation within the context of the contract.
In each of our past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. The small remaining portion of our revenue not generated from subscriptions to our Connected Operations Cloud comes from the sale of replacement IoT devices, including gateways, sensors and cameras, as well as related shipping and handling fees, and professional services.
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated to use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, and other expenses, such as corporate software, subscription services, and insurance.
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
As our customers expand and increase the use of our Connected Operations Cloud driven by additional IoT devices and Applications, we expect our cost of revenue as a percentage of revenue to remain relatively flat from year to year and may also vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting used in research and development, and allocated overhead costs. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Cloud. We capitalize the portion of our internal-use software development costs that meets the criteria for capitalization.
We expect our research and development expenses to generally increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance our Connected Operations Cloud. While we expect our research and development expenses to decrease as a percentage of our revenue over the long term, our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing activities, including salaries, employee benefits and stock-based compensation, and sales commissions. Sales and marketing expenses also include expenditures related to advertising, media, marketing, promotional costs, free trial expenses, brand awareness activities, business development, corporate partnerships, travel, conferences and events, professional services, and allocated overhead costs.

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
We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth as well as due to additional costs associated with legal, accounting, compliance, insurance, investor relations, and other areas associated with being a public company. While we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
Results of Operations
Comparison of the Fiscal Years Ended January 28, 2023 and January 29, 2022
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
Revenue	$652,545	$428,345	$224,200	52%
Revenue increased by $224.2 million, or 52%, for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022, primarily due to an increase in customer count and increased purchases by existing customers of our subscription offerings, including subscriptions to additional applications.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
Cost of revenue	$182,656	$124,484	$58,172	47%
Gross profit	$469,889	$303,861
Gross margin	72%	71%
Cost of revenue increased by $58.2 million, or 47%, for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022, primarily due to $27.6 million of increased amortization of deferred IoT device costs, $16.9 million of increased direct labor costs, of which $2.8 million was an increase in stock-based compensation expense, $9.1 million of increased infrastructure costs associated with our product offerings, and $2.8 million of increased warranty costs, partially offset by $1.2 million of reduced freight costs. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Our gross margin increased to 72% for the fiscal year ended January 28, 2023 compared to 71% for the fiscal year ended January 29, 2022, mainly due to operational efficiencies in infrastructure costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
Research and development	$187,405	$205,125	$(17,720)	(9%)
Percentage of revenue	29%	48%
Research and development expense decreased by $17.7 million, or 9%, for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022, primarily due to a $23.2 million decrease in employee-related costs, which included a $35.5 million decrease in stock-based compensation expense, partially offset by a $12.4 million increase in salaries and benefits driven primarily by increased headcount to support our research and development organization. The decrease in stock-based compensation expense was primarily attributable to higher expenses for restricted stock units (“RSUs”) and related employer taxes in the fiscal year ended January 29, 2022 due to the vesting of RSUs upon satisfaction of the performance condition in connection with our IPO in December 2021. Our decrease in research and development expense was also driven by a $4.7 million decrease in expense associated with product initiatives. These decreases in research and development expense were partially offset by a $4.0 million increase in third-party cloud infrastructure costs to support research and development activities, a $3.2 million increase in allocated overhead costs primarily due to software subscriptions and allocated rent, a $1.9 million increase in expenses relating to professional services, and a $1.3 million increase in travel-related expenses.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
Sales and marketing	$370,098	$291,209	$78,889	27%
Percentage of revenue	57%	68%
Sales and marketing expense increased by $78.9 million, or 27%, for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022, primarily due to an $51.8 million increase in employee-related costs, which included a $52.4 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support our sales organization and a $5.7 million increase in sales commissions, partially offset by a $6.4 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was primarily attributable to higher expenses for RSUs and related employer taxes in the fiscal year ended January 29, 2022 due to the vesting of RSUs upon satisfaction of the performance condition in connection with our IPO. Our increase in sales and marketing expense was also driven by a $10.6 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and events, a $7.1 million increase in allocated overhead costs primarily due to allocated rent and software subscriptions, a $4.7 million increase in expenses relating to professional services, and a $1.3 million increase in expenses relating to lead generation initiatives.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
General and administrative	$170,785	$159,843	$10,942	7%
Percentage of revenue	26%	38%
General and administrative expense increased by $10.9 million, or 7%, for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022, primarily due to a $6.7 million increase in expenses attributable to increased insurance expenses and other corporate expenses to support the normal course of operating as a public company, a $5.7 million increase in expenses relating to legal fees and professional services, and a $2.3 million increase in employee-related costs, which included a $14.8 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support the growth of our finance, accounting, human resources, IT, and legal functions, partially offset by a $12.4 million decrease in stock-based compensation expense. The decrease in stock-based compensation expense was primarily attributable to higher expenses for RSUs and related employer taxes in the fiscal year ended January 29, 2022 due to the vesting of RSUs upon satisfaction of the performance condition in connection with our IPO. Our increase in general and administrative expense was also driven by a $1.7 million increase in audit fees. These increases in general and administrative expense were partially offset by a $4.4 million decrease in allocated overhead costs primarily due to allocated rent and a $1.7 million decrease in recruiting fees.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
Lease modification, impairment, and related charges	$1,056	$1,532	$(476)	(31%)
Lease modification, impairment, and related charges decreased by $0.5 million, or 31%, for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022.
In the first quarter of fiscal year 2023, we executed a sublease for certain office space which resulted in a $1.1 million impairment to the related ROU asset which we recognized in lease modification, impairment, and related charges for the fiscal year ended January 28, 2023.

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
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
Interest income and other income (expense), net	$15,620	$(2)	$15,622	*
__________
*Not meaningful
Interest income and other income (expense), net, increased by $15.6 million for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022. The increase was primarily due to net accretion of discounts and interest income earned on our managed portfolio of marketable debt securities and due to higher interest-bearing cash balances in the fiscal year ended January 28, 2023.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 28, 2023	January 29, 2022	Amount	%
Provision for income taxes	$3,587	$1,174	$2,413	206%
Effective tax rate	(1.5%)	(0.3%)
The provision for income taxes increased by $2.4 million, or 206%, for the fiscal year ended January 28, 2023 compared to the fiscal year ended January 29, 2022, primarily driven by the expansion of our international operations.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared in accordance with GAAP, we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Non-GAAP gross profit	$479,355	$310,205	$174,525
Non-GAAP gross margin	73%	72%	70%
Non-GAAP loss from operations	$(76,975)	$(114,078)	$(177,147)
Non-GAAP operating margin	(12)%	(27)%	(71)%
Non-GAAP net loss	$(64,942)	$(115,254)	$(177,876)
Net cash used in operating activities	$(103,021)	$(171,481)	$(171,769)
Adjusted free cash flow	$(110,034)	$(179,738)	$(189,552)
Adjusted free cash flow margin	(17)%	(42)%	(76)%

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

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Gross profit	$469,889	$303,861	$174,512
Add:
Stock-based compensation expense-related charges (1)	9,466	6,344	13
Non-GAAP gross profit	$479,355	$310,205	$174,525
GAAP gross margin	72%	71%	70%
Non-GAAP gross margin	73%	72%	70%
__________
(1)Stock-based compensation expense-related charges included approximately $0.3 million and $0.3 million of employer taxes on employee equity transactions for the fiscal years ended January 28, 2023 and January 29, 2022, respectively.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations, or non-GAAP operating loss, as loss from operations plus stock-based compensation expense-related charges, including employer taxes on employee equity transactions, lease modification, impairment, and related charges, and restructuring and related charges. Non-GAAP operating margin is defined as non-GAAP operating loss as a percentage of total revenue. We use non-GAAP loss from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Loss from operations	$(259,455)	$(353,848)	$(209,479)
Add:
Stock-based compensation expense-related charges (1)	181,424	238,238	25,564
Lease modification, impairment, and related charges	1,056	1,532	—
Restructuring and related charges	—	—	6,768
Non-GAAP loss from operations	$(76,975)	$(114,078)	$(177,147)
GAAP operating margin	(40)%	(83)%	(84)%
Non-GAAP operating margin	(12)%	(27)%	(71)%
__________
(1)Stock-based compensation expense-related charges included approximately $4.0 million and $9.5 million of employer taxes on employee equity transactions for the fiscal years ended January 28, 2023 and January 29, 2022, respectively.
Non-GAAP Net Loss
We define non-GAAP net loss as net loss excluding stock-based compensation expense-related charges, including employer taxes on employee equity transactions, lease modification, impairment, and related charges, and restructuring and related charges. We use non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net loss to our GAAP net loss for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net loss	$(247,422)	$(355,024)	$(210,208)
Add:
Stock-based compensation expense-related charges, net of applicable taxes	181,424	238,238	25,564
Lease modification, impairment, and related charges, net of applicable taxes	1,056	1,532	—
Restructuring and related charges	—	—	6,768
Non-GAAP net loss	$(64,942)	$(115,254)	$(177,876)

Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin
We define adjusted free cash flow as net cash used in operating activities reduced by cash used for purchases of property and equipment, plus non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances. Adjusted free cash flow margin is calculated as adjusted free cash flow as a percentage of total revenue. We believe that adjusted free cash flow and adjusted free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of adjusted free cash flow to net cash used in operating activities for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Net cash used in operating activities	$(103,021)	$(171,481)	$(171,769)
Purchase of property and equipment	(33,240)	(19,353)	(32,102)
Purchase of property and equipment for build-out of corporate office facilities	26,227	11,096	14,319
Adjusted free cash flow	$(110,034)	$(179,738)	$(189,552)
Net cash used in operating activities margin	(16)%	(40)%	(69)%
Adjusted free cash flow margin	(17)%	(42)%	(76)%
Net cash used in investing activities	$(631,848)	$(20,035)	$(32,202)
Net cash provided by financing activities	$14,212	$701,644	$401,974
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our IPO, which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,168.4 million as of January 28, 2023. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
As of January 28, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $803.0 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, commercial paper, and money market funds.
Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solution, the timing and extent of spending to support our efforts to develop our Connected Operations Cloud, the expansion of sales and marketing activities, and the impact of macroeconomic conditions on our and our customers’ and partners’ businesses. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Net cash used in operating activities	$(103,021)	$(171,481)
Net cash used in investing activities	$(631,848)	$(20,035)
Net cash provided by financing activities	$14,212	$701,644

Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenses, sales and marketing expenses, inventory and connected device costs, third-party cloud and cellular infrastructure expenses, and overhead expenses. We have generated negative cash flows from operations in each of the past two fiscal years, and have supplemented working capital through net proceeds from the sale of equity securities.
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, non-cash operating lease costs, depreciation and amortization of property and equipment, lease modification, impairment, and related charges, and changes in operating assets and liabilities during each period.
Cash used in operating activities was $103.0 million for the fiscal year ended January 28, 2023. This consisted of a net loss of $247.4 million, adjusted for non-cash charges of $192.4 million, and changes in our operating assets and liabilities of $48.0 million. The non-cash charges were primarily comprised of stock-based compensation expense of $177.5 million, depreciation and amortization of $11.8 million, bad debt expense of $6.6 million, and lease modification, impairment, and related charges of $1.1 million, partially offset by net accretion of discounts on marketable debt securities of $4.4 million.
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
Investing Activities
Cash used in investing activities was $631.8 million for the fiscal year ended January 28, 2023, which primarily consisted of $685.6 million of purchases of investments and $33.2 million of capital expenditures for additional office facilities, partially offset by $86.6 million of proceeds from maturities of investments.
Cash used in investing activities was $20.0 million for the fiscal year ended January 29, 2022, which primarily consisted of capital expenditures for additional office facilities.
Financing Activities
Cash provided by financing activities was $14.2 million for the fiscal year ended January 28, 2023, which primarily consisted of $18.0 million of proceeds from employee stock purchase plan purchases and exercises of stock options, partially offset by $2.5 million in payments of offering costs and $1.3 million in payments of principal on finance leases.
Cash provided by financing activities was $701.6 million for the fiscal year ended January 29, 2022, which primarily consisted of $846.7 million of net proceeds from the IPO and $1.4 million of proceeds from exercises of stock options, partially offset by $141.7 million of tax payments related to the net share settlement of equity awards and $4.1 million in payments of offering costs.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of January 28, 2023. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Determining whether the subscriptions to our Connected Operations Cloud and the connected device access points are considered distinct performance obligations that should be accounted for separately or as a combined performance obligation requires significant judgment. We determined that the subscription and connected device access points fulfill a single promise to the customer because the Connected Operations Cloud and connected devices are interdependent and interrelated to maintaining the intended utility of the subscription over the contractual term. In reaching this conclusion, we considered the context of the contract and the nature of our promise to provide the customer with actionable real-time business insights to manage their operations. Specifically, our connected devices, including the embedded proprietary firmware, are updated continuously by our Connected Operations Cloud using artificial intelligence and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, our Connected Operations Cloud then utilizes this data to deliver actionable real-time business insights that are promised to our customers throughout the term of their subscription to Applications on the Connected Operations Cloud. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer.
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
Our subscription contracts generally are non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service, transfer title to the connected device to the customer upon shipment, provide access to the platform for a contractual term of three to five years, and are invoiced monthly, quarterly, annually, or in advance.
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
JOBS Act Accounting Election
Section 107 of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies.

Based on the aggregate worldwide market value of our voting and non-voting common equity securities held by non-affiliates on the last business day of our second fiscal quarter ended July 30, 2022, we ceased to be an emerging growth company as of January 28, 2023. Accordingly, we are required to comply with the new or revised accounting pronouncements as of the effective dates applicable to public companies that are not emerging growth companies.
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
Interest Rate Risk
As of January 28, 2023, we had $803.0 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, commercial paper, and money market funds. In addition, we had $23.1 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $3.4 million in the market value of our cash equivalents, and short-term and long-term investments as of January 28, 2023.
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
Inflation Risk
We do not believe that inflation has had a material impact on our consolidated financial statements. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data
SAMSARA INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Samsara Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Samsara Inc. and its subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended January 28, 2023, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Refer to Notes 2 and 8 to the financial statements
Critical Audit Matter Description
The majority of the Company’s revenue is generated from contemporaneous sales of connected devices and subscriptions to cloud-based applications (including access to the cloud-based application for data collection and analysis, support services delivered over the term of the arrangement, and warranty coverage). Management applies judgment in determining whether sales of connected devices and subscriptions to cloud-based applications represent separate or combined performance obligations. Management has determined that they represent a combined performance obligation, as connected devices and the subscription to the cloud-based applications, individually, are not distinct within the context of customer contracts because they are highly interdependent and interrelated.
Given the significant judgment required by management in determining whether the connected devices and the related subscription to cloud-based applications should be accounted for as a combined performance obligation, our associated audit procedures required a high degree of auditor judgment and an increased extent of effort. Accordingly, we considered the determination that the connected devices and related subscription to cloud-based applications represent a combined performance obligation to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusion that the connected devices and related subscriptions to cloud-based applications represent a combined performance obligation included the following, among others:
•We evaluated management’s analysis of its performance obligations, including their assessment of the nature, interdependency, and level of integration between the connected devices and cloud-based applications. This included, among other things, gaining a detailed understanding of the nature of the Company’s devices and cloud-based applications, how they function, and how they are marketed to customers, and confirming our understanding with key individuals in the Company’s sales and product functions.
•For a sample of the Company’s revenue arrangements, we assessed the relationship between the number of devices shipped and the number of subscriptions granted to cloud-based applications to determine whether such relationship provided supporting or contradictory evidence related to management’s conclusion that the connected devices and cloud-based applications represent a combined performance obligation.
/s/ Deloitte & Touche LLP
San Francisco, California
March 21, 2023
We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Samsara Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Samsara Inc. and its subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company as of and for the year ended January 28, 2023, and our report dated March 21, 2023 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
San Francisco, California
March 21, 2023

SAMSARA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	January 28, 2023	January 29, 2022
Assets
Current assets:
Cash and cash equivalents	$200,670	$921,218
Short-term investments	489,192	—
Accounts receivable, net	122,867	81,987
Inventories	40,571	33,067
Connected device costs, current	82,046	52,519
Prepaid expenses and other current assets	22,189	11,376
Total current assets	957,535	1,100,167
Restricted cash	23,096	23,092
Long-term investments	113,101	—
Property and equipment, net	59,278	36,772
Operating lease right-of-use assets	112,624	134,427
Connected device costs, non-current	194,852	141,292
Deferred commissions	140,166	117,757
Other assets, non-current	16,356	14,422
Total assets	$1,617,008	$1,567,929
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,144	$54,705
Accrued expenses and other current liabilities	53,824	31,835
Accrued compensation and benefits	36,030	27,107
Deferred revenue, current	300,113	203,185
Operating lease liabilities, current	22,047	21,447
Total current liabilities	442,158	338,279
Deferred revenue, non-current	126,452	110,501
Operating lease liabilities, non-current	100,873	123,513
Other liabilities, non-current	9,506	6,689
Total liabilities	678,989	578,982
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of January 28, 2023 and January 29, 2022; zero shares issued and outstanding as of January 28, 2023 and January 29, 2022	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of January 28, 2023 and January 29, 2022; 132,111,095 and 77,144,718 shares issued and outstanding as of January 28, 2023 and January 29, 2022, respectively	7	6
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of January 28, 2023 and January 29, 2022; 392,049,114 and 428,331,442 shares issued and outstanding as of January 28, 2023 and January 29, 2022, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of January 28, 2023 and January 29, 2022; zero shares issued and outstanding as of January 28, 2023 and January 29, 2022	—	—
Additional paid-in capital	2,107,013	1,909,964
Accumulated other comprehensive loss	(652)	(96)
Accumulated deficit	(1,168,372)	(920,950)
Total stockholders’ equity	938,019	988,947
Total liabilities and stockholders’ equity	$1,617,008	$1,567,929
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Revenue	$652,545	$428,345	$249,905
Cost of revenue	182,656	124,484	75,393
Gross profit	469,889	303,861	174,512
Operating expenses
Research and development	187,405	205,125	99,738
Sales and marketing	370,098	291,209	202,262
General and administrative	170,785	159,843	75,223
Lease modification, impairment, and related charges	1,056	1,532	—
Restructuring and related charges	—	—	6,768
Total operating expenses	729,344	657,709	383,991
Loss from operations	(259,455)	(353,848)	(209,479)
Interest income and other income (expense), net	15,620	(2)	(642)
Loss before provision for income taxes	(243,835)	(353,850)	(210,121)
Provision for income taxes	3,587	1,174	87
Net loss	$(247,422)	$(355,024)	$(210,208)
Other comprehensive loss:
Change in foreign currency translation adjustment	509	(96)	—
Change in unrealized gains (losses) on investments	(1,065)	—	—
Other comprehensive loss	(556)	(96)	—
Comprehensive loss	$(247,978)	$(355,120)	$(210,208)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(1.28)	$(0.92)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	514,279,230	277,543,471	239,281,696
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Fiscal Years Ended January 30, 2021 and January 29, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at February 1, 2020	163,598,280	$539,617	241,212,968	$—	$5,132	$—	$(346,094)	$(340,962)
Issuance of Series F convertible preferred stock, net of issuance costs	36,163,421	399,826	—	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	—	—	4,926,086	1	1,562	—	—	1,563
Vesting of early exercised stock options	—	—	—	—	864	—	—	864
Deemed dividend on Series F convertible preferred stock	5,876,555	9,624	—	—	—	—	(9,624)	(9,624)
Repurchase of restricted common stock	—	—	(153,583)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	25,564	—	—	25,564
Net loss	—	—	—	—	—	—	(210,208)	(210,208)
Balance at January 30, 2021	205,638,256	$949,067	245,985,471	$1	$33,122	$—	$(565,926)	$(532,803)
Conversion of convertible preferred stock to common stock upon initial public offering (“IPO”)	(205,638,256)	(949,067)	205,638,256	21	949,046	—	—	949,067
Issuance of Class A common stock in connection with IPO, net of underwriting discounts and commissions and offering costs	—	—	38,546,882	4	840,041	—	—	840,045
Issuance of common stock for settlement of restricted stock units (“RSUs”)	—	—	18,586,259	2	—	—	—	2
Shares withheld related to net share settlement of RSUs	—	—	(6,228,543)	—	(143,434)	—	—	(143,434)
Issuance of common stock in connection with equity compensation plans	—	—	2,962,665	1	1,509	—	—	1,510
Vesting of early exercised stock options	—	—	—	—	551	—	—	551
Repurchase of restricted common stock	—	—	(14,830)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	229,134	—	—	229,134
Other comprehensive loss	—	—	—	—	—	(96)	—	(96)
Net loss	—	—	—	—	—	—	(355,024)	(355,024)
Balance at January 29, 2022	—	$—	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED
(In thousands, except share data)

	Fiscal Year Ended January 28, 2023
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 29, 2022	—	$—	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of RSUs	—	—	15,211,976	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	—	—	3,472,511	—	18,057	—	—	18,057
Vesting of early exercised stock options	—	—	—	—	328	—	—	328
Repurchase of restricted common stock	—	—	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	178,664	—	—	178,664
Other comprehensive loss	—	—	—	—	—	(556)	—	(556)
Net loss	—	—	—	—	—	—	(247,422)	(247,422)
Balance at January 28, 2023	—	$—	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating activities
Net loss	$(247,422)	$(355,024)	$(210,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,768	10,388	10,738
Stock-based compensation expense	177,473	228,723	25,564
Lease modification, impairment, and related charges	1,056	1,532	—
Other non-cash adjustments	2,120	6,630	16,786
Changes in operating assets and liabilities:
Accounts receivable, net	(47,464)	(47,049)	(14,140)
Inventories	(7,504)	(19,393)	2,843
Prepaid expenses and other current assets	(11,293)	(1,426)	1,624
Connected device costs	(83,086)	(86,293)	(44,184)
Deferred commissions	(22,409)	(30,821)	(21,327)
Other assets, non-current	(1,862)	(12,327)	110
Accounts payable and other liabilities	13,485	69,926	16,250
Deferred revenue	112,879	64,001	35,160
Operating lease liabilities, net	(762)	(348)	9,015
Net cash used in operating activities	(103,021)	(171,481)	(171,769)
Investing activities
Purchase of property and equipment	(33,240)	(19,353)	(32,102)
Purchases of investments	(685,615)	—	—
Proceeds from maturities of investments	86,625	—	—
Investing other	382	(682)	(100)
Net cash used in investing activities	(631,848)	(20,035)	(32,202)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	846,682	—
Payment of taxes related to net share settlement of equity awards	—	(141,747)	—
Proceeds from issuance of common stock in connection with equity compensation plans	18,047	1,210	1,624
Proceeds from early exercise of stock options	—	154	753
Repurchase of restricted common stock	—	(5)	(61)
Proceeds from issuance of Series F convertible preferred stock, net of issuance costs	—	—	399,826
Payment of offering costs	(2,532)	(4,105)	—
Payment of principal on finance leases	(1,303)	(545)	(168)
Net cash provided by financing activities	14,212	701,644	401,974
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	113	(127)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(720,544)	510,001	198,003
Cash, cash equivalents, and restricted cash, beginning of period	944,310	434,309	236,306
Cash, cash equivalents, and restricted cash, end of period	$223,766	$944,310	$434,309
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$607	$467	$31
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$120	$162	$—
Stock option exercises in transit	$2	$146	$—
Unpaid offering costs	$—	$2,532	$—
Vesting of early exercised stock options	$328	$551	$864
Series F convertible preferred stock deemed dividend	$—	$—	$9,624
See accompanying notes to consolidated financial statements.

SAMSARA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Samsara Inc. (“Samsara”) and its subsidiaries (collectively, the “Company”) are the pioneers of the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable business insights and improve their operations. Samsara was incorporated in Delaware in 2015 as Samsara Networks Inc. and changed its name to Samsara Inc. in February 2021. Samsara’s principal executive offices are located at 1 De Haro Street, San Francisco, California 94107.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. The fiscal years ended January 28, 2023 and January 29, 2022 both consisted of 52 weeks. Every sixth fiscal year is a 53-week year. The fiscal year ending February 3, 2024 is the Company’s next 53-week fiscal year, with the fourth quarter consisting of 14 weeks.
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
Cash, Cash Equivalents, Restricted Cash, and Investments—The Company considers all highly liquid investments with an original maturity of 90 days or less, when purchased, to be cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. The Company determines the appropriate classification of investments at the time of purchase and reevaluates such determination at each balance sheet date and classifies its marketable debt securities as either short-term or long-term based on their remaining contractual maturities. Short-term investments are investments with original or remaining maturities of one year or less at each balance sheet date. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and such amortization and accretion are included in “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss.
For available-for-sale securities in an unrealized loss position, the Company first assesses whether it intends to sell or it is more likely than not that the Company will be required to sell the security before the recovery of its entire amortized cost basis. If either of these criteria is met, the security’s amortized cost basis is written down to fair value through “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss. If neither of these criteria is met, the Company further assesses whether the decline in fair value below amortized cost is due to credit or non-credit related factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and any adverse conditions specifically related to the security, among other factors. Credit-related unrealized losses are recognized as an allowance on the consolidated balance sheets with a corresponding charge in “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss. Non-credit related unrealized losses and unrealized gains on available-for-sale securities are included in accumulated other comprehensive income (loss).
Realized gains and losses are determined based on the specific identification method and are reported in “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss. See Note 4, “Fair Value Measurements,” for information regarding the fair value of the Company’s investments in marketable debt securities.

Accounts Receivable—Accounts receivable consist of current trade receivables from customers and are recorded at their net realizable value. Judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past-due balances. Management evaluates all accounts periodically, and an allowance for doubtful accounts may be established based on specific identification using the best facts available and reevaluated and adjusted as additional information is received. An allowance for doubtful accounts balance of $7.5 million and $4.4 million was recorded as of January 28, 2023 and January 29, 2022, respectively. During the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, the Company recorded a charge of $6.6 million, $7.4 million, and $9.5 million, respectively, to operations, and wrote off $3.5 million, $6.2 million, and $6.5 million, respectively, against the allowance.
Inventories—Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company’s inventory consists of finished goods and management assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.
Property and Equipment, Net—Property and equipment, net, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of five years for computers, office equipment, and furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operating expenses on the consolidated statements of operations and comprehensive loss.
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
Strategic Investments—The Company may invest in strategic investments, which consist of non-marketable securities in privately-held companies in which the Company does not have a controlling interest or significant influence.
The Company applies the measurement alternative for non-marketable equity securities that do not have readily determinable fair values, measuring them at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For these investments, the Company recognizes remeasurement adjustments, including upward and downward adjustments, and impairments, if any, in “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss.
Strategic investments are subject to periodic impairment analysis, which involves an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. An impairment loss is recorded when an event or circumstance indicates a decline in value has occurred. If the strategic investment is considered impaired, the Company recognizes an impairment through “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss and establishes a new carrying value for the investment.

The Company’s strategic investments are not material to the Company’s financial position, results of operations, or cash flows for any period presented.
Revenue Recognition—Subscription revenue is generated from subscriptions to access the Company’s Connected Operations Cloud. Subscription agreements contain multiple service elements for one or more of the Company’s cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “IoT devices”), support services delivered over the term of the arrangement and warranty coverage. The Company’s Connected Operations Cloud and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period. The Company’s arrangements are also generally sold as non-cancelable and non-refundable subscriptions, subject to limited exceptions under the Company’s standard terms of service, and have contract terms typically for three to five years in length. The Company determines revenue recognition through the following steps:
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
•Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. The Company has determined that its integrated solution represents a combined performance obligation as the cloud-based Applications and connected devices, individually, are not distinct within the context of customer contracts because they are highly interdependent and interrelated. In reaching this conclusion, the Company considered the context of the contract and the nature of its promise to provide the customer with actionable real-time business insights to manage their operations. Specifically, the Company’s connected devices, including the embedded proprietary firmware, are updated continuously by its Connected Operations Cloud using artificial intelligence and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, the Company’s Connected Operations Cloud then utilizes this data to deliver actionable real-time business insights that are promised to its customers throughout the term of their subscription to Applications on the Connected Operations Cloud. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer. Additionally, the Company has certain accessories sold in connection with its integrated sensor solution, which have been determined to be separate performance obligations.
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
For revenue generated from contracts that involve third parties, the Company evaluates whether it is the principal, and reports revenue on a gross basis, or the agent, and reports revenue on a net basis. In this assessment, the Company considers if it obtains control of the specified goods or services before they are transferred to the customer, as well as other indicators such as the party primarily responsible for fulfillment, inventory risk, and discretion in establishing price.
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
Allocation of Overhead Costs—Overhead costs that are not substantially dedicated to use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, and other expenses, such as corporate software, subscription services, and insurance.
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
Costs to Obtain and Fulfill a Contract
Deferred Commissions—The Company capitalizes commissions paid to sales employees and the related payroll taxes, as well as commissions paid to referral partners, when customer contracts are signed. These costs are recorded as deferred commissions on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans and if the commissions are incremental and would not have been incurred absent the execution of the customer contract. The Company amortizes sales commissions paid on the initial contract over an expected period of benefit, which the Company has determined to be five years. The Company has determined the period of benefit by taking into consideration its customer contracts and the duration of its relationships with its customers and the life of its technology. Commissions paid upon the renewal of a contract are amortized as expense ratably over the renewal term. Amortization of these costs is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss.
Connected Devices—For typical sales arrangements, the Company capitalizes the cost of connected devices sold to customers upon shipment and the capitalized cost is recorded as connected device costs, which the Company also refers to as IoT device costs, on the Company’s consolidated balance sheet. The Company capitalizes connected device costs associated with subscription contracts as contract fulfillment costs where the connected device is not distinct from other undelivered obligations in the customer contract. These costs are directly related to customer contracts and are expected to be recoverable and enhance the resources used to satisfy the undelivered performance obligations in those contracts.
Connected device costs are amortized over a period of benefit of five years. The Company determined the period of benefit by taking into consideration the expected life of the connected device, the connected device’s warranty period, past experience with customers, the duration of the Company’s relationships with its customers, and other available information. Amortization of these costs is included in cost of revenue on the consolidated statements of operations and comprehensive loss.

Research and Development—Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting used in research and development, and allocated overhead costs. The Company continues to focus its research and development efforts on adding new features and products and enhancing the utility of its Connected Operations Cloud. The Company capitalizes the portion of its internal-use software development costs that meets the criteria for capitalization.
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
Advertising and Promotional Costs—Advertising and promotional costs, which are expensed as incurred and included in sales and marketing expense, were $47.1 million, $41.9 million, and $39.9 million for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
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
The Company recognized $1.1 million and $1.9 million in impairment charges during the fiscal years ended January 28, 2023 and January 29, 2022, respectively, in “Lease modification, impairment, and related charges” on the consolidated statements of operations and comprehensive loss, and no impairment charges were recorded on any long-lived assets during the fiscal year ended January 30, 2021.
Stock-Based Compensation—The Company measures compensation expense for all stock-based awards based on the estimated fair values on the date of grant. The Company’s stock-based awards include stock options, RSUs, and shares issued or to be issued under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). RSUs granted by the Company prior to its IPO in December 2021 had service and performance vesting conditions while stock options, as well as RSUs granted subsequent to its IPO, only have a service vesting condition. The Company accounts for forfeitures as they occur.
The fair value of employee stock options and shares to be issued under the 2021 ESPP has been determined using the Black-Scholes option-pricing model using various inputs, including the fair value of the Company’s common stock, estimates of expected volatility, expected term, risk-free rate, and future dividends. The Company recognizes compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years for stock options and approximately the one-year duration of each offering period for shares to be issued under the 2021 ESPP.
The fair value of RSUs granted after the IPO is based on the closing price of the Company’s Class A common stock on the date of grant. The fair value of RSUs granted prior to the IPO was determined at the grant date by the Company’s Board of Directors. For RSUs granted prior to the Company’s IPO, which generally has a four-year service condition, expense was recognized when the performance vesting condition was satisfied upon the effective date of the Company’s IPO. At that date, cumulative stock-based compensation expense using the graded vesting method for those RSUs for which the service condition had been satisfied prior to the performance vesting condition was recognized and the remaining expense will be thereafter recognized over the remaining vesting period of the award under a graded vesting method. For RSUs granted subsequent to its IPO, the Company recognizes the expense on a straight-line basis, over the requisite service period, which is generally a vesting period over four years.

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
The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is more than 50% likely to be realized upon ultimate settlement with a taxing authority.
The Company recognizes interest and penalties related to income tax positions as a component of income tax expense.
Translation of Foreign Currencies—The Company predominantly uses the U.S. dollar as its functional currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. The Company recognizes gains and losses from such remeasurements within “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss in the period of occurrence.
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
Net loss is attributed to common stockholders and participating securities based on their participation rights. Basic earnings per share attributable to common stockholders is computed by dividing the earnings attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share attributable to common stockholders is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, shares issued under an employee stock purchase plan, and convertible preferred stock are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.
The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, and Class C common stock are identical, except with respect to voting and conversion rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net loss per share attributable to common stockholders are the same for all classes of Samsara’s common stock, on both an individual and combined basis, and therefore are presented together.
Fair Value Measurements—Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on the reporting date on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows the established framework for measuring fair value in accordance with US GAAP.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in marketable debt securities, and trade accounts receivable. The Company’s cash and cash equivalents are held on deposit with creditworthy domestic institutions. The Company invests its excess cash in low-risk, highly liquid money market funds. The Company has not experienced losses in such accounts. The Company also maintains its investments in marketable debt securities with high-quality financial institutions with investment-grade ratings.
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
Recently Adopted Accounting Pronouncements—There were no new accounting pronouncements adopted during the fiscal year ended January 28, 2023.
Recent Accounting Pronouncements Not Yet Adopted—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The amendments in this update represent changes to clarify, correct errors in, or improve the codification. In May 2019, the FASB issued ASU No. 2019-05, Financial Instruments—Credit Losses (Topic 326). The amendments in this update provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. For trade receivables and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale marketable debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning January 29, 2023 and interim periods within that fiscal year. The Company will adopt this guidance effective January 29, 2023 and does not expect the adoption will have a material impact on the Company’s consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of January 28, 2023 and January 29, 2022, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of January 28, 2023, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.

Restricted cash as of January 28, 2023 and January 29, 2022 consists of letters of credit secured as collateral on the Company’s office space leases. Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	January 28, 2023	January 29, 2022
Cash and cash equivalents	$200,670	$921,218
Restricted cash	23,096	23,092
Total cash, cash equivalents, and restricted cash	$223,766	$944,310
The following is a summary of the Company’s cash equivalents and available-for-sale marketable debt securities recorded within short-term and long-term investments on the consolidated balance sheets (in thousands):

	As of
	January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$5,604	$—	$—	$5,604
Commercial paper	36,337	—	—	36,337
U.S. government and agency securities	12,974	—	(1)	12,973
Total cash equivalents	$54,915	$—	$(1)	$54,914

Investments:
Commercial paper	$182,869	$—	$—	$182,869
Corporate notes and bonds	190,933	57	(437)	190,553
U.S. government and agency securities	229,556	8	(693)	228,871
Total investments	$603,358	$65	$(1,130)	$602,293
The Company included $2.0 million of interest receivable in “Prepaid expenses and other current assets” on the consolidated balance sheets as of January 28, 2023.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of January 28, 2023 because such potential losses were not material.
As of January 28, 2023, the contractual maturities of the Company’s investments did not exceed 23 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
January 28, 2023
Due within one year	$489,192
Due in one year to two years	113,101
Total	$602,293
There were no material realized or unrealized gains or losses, either individually or in the aggregate, during the fiscal year ended January 28, 2023.

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
The consolidated financial statements as of January 28, 2023 and January 29, 2022 do not include any nonrecurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of January 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$120,751	$—	$—	$120,751
Commercial paper	—	36,337	—	36,337
U.S. government and agency securities	—	12,973	—	12,973
Restricted cash—letters of credit	23,096	—	—	23,096
Total cash equivalents and restricted cash	$143,847	$49,310	$—	$193,157

Marketable debt securities:
Commercial paper	$—	$182,869	$—	$182,869
Corporate notes and bonds	—	190,553	—	190,553
U.S. government and agency securities	—	228,871	—	228,871
Total marketable debt securities	$—	$602,293	$—	$602,293

	As of January 29, 2022
	Level 1	Level 2	Level 3	Total
Cash equivalents—money market funds	$866,364	$—	$—	$866,364
Restricted cash—letters of credit	23,092	—	—	23,092
Total cash equivalents and restricted cash	$889,456	$—	$—	$889,456
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

There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3 of the fair value hierarchy during the fiscal years ended January 28, 2023 and January 29, 2022.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of January 28, 2023 and January 29, 2022 was $140.2 million and $117.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Capitalized commission costs	$72,519	$76,702	$54,098
Amortization expense	$50,110	$45,882	$33,843
Connected Devices—Total connected device costs, current and non-current, as of January 28, 2023 and January 29, 2022 was $276.9 million and $193.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Capitalized connected device costs	$148,057	$127,308	$64,201
Amortization expense	$64,970	$39,851	$20,016
6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	January 28, 2023	January 29, 2022
Gross property and equipment
Computers and equipment	$1,257	$834
Leasehold improvements	49,727	24,752
Furniture and fixtures	19,740	16,854
Internal-use software development costs (1)	22,422	16,152
Total gross property and equipment	93,146	58,592
Accumulated depreciation and amortization (2)	(33,868)	(21,820)
Property and equipment, net	$59,278	$36,772
__________
(1)The Company’s internal-use software development costs included $1.6 million, $0.4 million, and an immaterial amount of stock-based compensation costs for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Capitalized internal-use software development costs	$6,270	$5,035	$5,221
Amortization expense	$3,901	$3,332	$2,815
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	January 28, 2023	January 29, 2022
Internal-use software development costs, net	$8,744	$6,747

(2)The following table presents the depreciation and amortization of property and equipment, excluding the accelerated depreciation expense of $29.7 million recorded in connection with the lease modification during the fiscal year ended January 29, 2022, which is included in “Lease modification, impairment, and related charges” on the Company’s consolidated statements of operations and comprehensive loss (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Depreciation and amortization expense	$11,768	$10,388	$10,738
7.    Leases
The Company leases office space under operating lease agreements that are non-cancelable (subject to limited termination rights). These leases have remaining lease terms ranging from one year to approximately eight years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities, and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.
The Company impaired and ceased using leased office spaces for which the Company recorded $1.1 million of expense in “Lease modification, impairment, and related charges” for the fiscal year ended January 28, 2023.
The components of operating lease expense were as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Operating lease cost	$25,326	$24,146	$23,612
Short-term lease cost	710	253	1,949
Sublease income	(786)	(188)	—
Total lease cost	$25,250	$24,211	$25,561
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$25,777	$24,970	$17,238
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$—	$20,816	$1,136
In the second quarter of fiscal year 2023, the Company relocated from its former corporate headquarters to its new corporate headquarters. During the fiscal year ended January 28, 2023, the Company recorded no additional operating leases and had a reduction of ROU assets associated with a lease impairment of $1.0 million.

	As of
	January 28, 2023	January 29, 2022
Weighted-average remaining lease term—operating leases (in years)	6.5	7.1
Weighted-average discount rate—operating leases	4.53%	4.38%

Future minimum lease payments included in the measurement of operating lease liabilities as of January 28, 2023 were as follows (in thousands):

Fiscal Years Ending	Amount
2024	$27,018
2025	27,015
2026	20,056
2027	14,236
2028	12,596
2029 and thereafter	43,656
Total future minimum lease payments (1)	144,577
Less: imputed interest	(21,657)
Total operating lease liabilities	$122,920
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
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of January 28, 2023 and January 29, 2022.
8.    Revenue, Deferred Revenue, and Remaining Performance Obligations
Revenue consists of the following (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Subscription revenue	$639,533	$418,980	$245,481
Other revenue	13,012	9,365	4,424
Total revenue	$652,545	$428,345	$249,905
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022
Deferred revenue, beginning of period	$313,686	$249,572
Deferred revenue, end of period	426,565	313,686
Revenue recognized in the period from beginning deferred revenue balance	203,185	143,109
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of January 28, 2023, the Company’s RPO was $1,450.8 million. The Company expects to recognize revenue of approximately $694.8 million over the next 12 months, with the remaining balance recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of January 28, 2023 and January 29, 2022.

9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of January 28, 2023.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers.
Future minimum payments under the Company’s non-cancelable purchase commitments as of January 28, 2023 were as follows (in thousands):

Fiscal Years Ending	Amount
2024	$93,996
2025	58,462
2026	67,873
2027	75,388
2028	34,167
2029 and thereafter	—
Total (1) (2)	$329,886
__________
(1)Includes non-cancelable contractual commitments as of January 28, 2023 related to one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend at least $275.0 million between July 2022 and June 2027 on cloud infrastructure services. The commitment may be offset by up to $11.0 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $0.6 million had been earned as of January 28, 2023.
(2)As of January 28, 2023, the Company’s non-cancelable purchase commitments primarily pertained to contractual arrangements with software-as-a-service subscription providers and purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. The purchase commitments end on various dates that extend into fiscal year 2028. These purchase commitments were not recorded as liabilities on the consolidated balance sheet as of January 28, 2023, as the Company had not yet received the related services or goods.
Letters of Credit—As of January 28, 2023 and January 29, 2022, the Company had $23.1 million and $23.1 million, respectively, in letters of credit outstanding in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business and has been and may be subject to third-party intellectual property infringement claims.
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of January 28, 2023 were also not material.

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
Indemnification—In the normal course of business, the Company has agreed and may agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, or claims that the Company’s products infringe the intellectual property rights of other parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.
10.    Convertible Preferred Stock
Upon completion of Samsara’s IPO in December 2021, the remaining outstanding shares of the Company’s convertible preferred stock, totaling 203,575,531 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The Company recognized the $949.0 million in excess over par of the carrying value upon conversion to additional paid-in capital as of January 29, 2022. As of January 28, 2023 and January 29, 2022, there were no shares of convertible preferred stock issued and outstanding.
11.    Equity
Preferred Stock—In December 2021, in connection with the IPO, the Company filed its Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”), which authorized the issuance of up to 400,000,000 shares of preferred stock with a par value of $0.0001 per share.
Common Stock—In December 2021, in connection with the IPO, the Company’s Certificate of Incorporation authorized the issuance of up to 5,800,000,000 shares of common stock with a par value of $0.0001 per share, consisting of 4,000,000,000 shares of Class A common stock, 600,000,000 shares of Class B common stock, and 1,200,000,000 shares of Class C common stock. As a result of this amendment, effective upon completion of the IPO on December 17, 2021, the Company has three classes of authorized common stock: Class A common stock, Class B common stock, and Class C common stock.
The rights of the holders of Class A common stock, Class B common stock, and Class C common stock are substantially identical, except with respect to voting and conversion. Each share of Class A common stock is entitled to one vote per share and is not convertible into any other shares of the Company’s capital stock.
Each share of Class B common stock is entitled to 10 votes per share and is convertible at any time into one share of Class A common stock. All shares of Class B common stock will be converted into shares of Class A common stock following the earliest to occur of (i) the date specified by the affirmative vote or consent of (a) the holders of a majority of the outstanding Class B common stock and (b) each of Mr. Biswas and Mr. Bicket to the extent he (together with his permitted assigns) then holds at least 25% of the Class B common stock held by him and his permitted assigns immediately prior to the completion of the Company’s IPO and is not then deceased or disabled; (ii) nine months following the death or disability of the later to die or become disabled of Messrs. Biswas and Bicket, which period may be extended to 18 months upon the consent of a majority of the independent directors then in office; and (iii) such date fixed by the Company’s Board of Directors following the date that the total number of shares of Class B common stock held by Messrs. Biswas and Bicket (together with their permitted assigns) equals less than 25% of the Class B common stock held by them immediately prior to the completion of the Company’s IPO.

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
As of January 28, 2023, there were 132,111,095, 392,049,114, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 29, 2022, there were 77,144,718, 428,331,442, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of January 28, 2023 and January 29, 2022, as follows:

	As of
	January 28, 2023	January 29, 2022
2015 Equity Incentive Plan:
Options outstanding	6,927,540	8,628,071
RSUs outstanding	15,137,385	29,452,103
2021 Equity Incentive Plan:
RSUs outstanding	25,658,719	3,123,995
Shares available for future grants	55,891,021	54,050,260
2021 Employee Stock Purchase Plan:
Shares available for future issuance	13,471,769	10,200,000
Total shares of common stock reserved for future issuance	117,086,434	105,454,429
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s IPO. A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. The total number of shares of the Company’s Class A common stock reserved for future grants as of January 28, 2023 includes 25,273,808 shares added on the first day of fiscal year 2023 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—A summary of the stock options activity under the 2015 Plan during the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of February 1, 2020	13,977,069	$0.98	7.8	$63,153
Granted	3,051,280	$7.59
Exercised	(4,926,086)	$0.56
Forfeited, canceled, or expired	(430,921)	$0.38
Balance as of January 30, 2021	11,671,342	$2.91	7.6	$88,184
Exercised	(2,962,665)	$0.44
Forfeited, canceled, or expired	(80,606)	$0.61
Balance as of January 29, 2022	8,628,071	$3.77	6.9	$111,170
Exercised	(1,694,436)	$0.35
Forfeited, canceled, or expired	(6,095)	$1.08
Balance as of January 28, 2023	6,927,540	$4.61	6.4	$63,351
Exercisable as of January 28, 2023	5,542,131	$3.91	6.1	$54,597
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
There were no stock options granted during the fiscal years ended January 28, 2023 and January 29, 2022. The weighted-average grant-date fair value of stock options granted during the fiscal year ended January 30, 2021 was $4.08 per share. The intrinsic value of stock options exercised was $24.2 million, $48.1 million, and $48.8 million during the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
The Company recognized a deferred income tax benefit on the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements of $1.0 million, $0.8 million, and an immaterial amount during the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.
As of January 28, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $5.4 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately one year.
Employee Stock Options Valuation—The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect the fair value of each stock option. The weighted-average assumptions used to estimate the fair value of stock options granted during the fiscal year ended January 30, 2021 were as follows:

Fiscal Year Ended
January 30, 2021
Expected volatility	50.1%
Expected term (years)	6.0
Risk-free interest rate	0.4%
Expected dividend yield	—%

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
As of January 28, 2023 and January 29, 2022, there were 7,126 and 138,710 unvested early exercised shares outstanding, respectively, which remain subject to repurchase. The liability related to such shares was immaterial and $0.4 million as of January 28, 2023 and January 29, 2022, respectively.
RSUs—RSUs granted prior to the IPO had both a service condition and a performance condition. Stock-based compensation expense was only recognized for RSUs for which both the service condition and performance condition have been met. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied upon the IPO. Prior to the IPO, the Company did not record expense on RSUs as a liquidity event upon which vesting is contingent was not probable of occurring. Following the closing of the IPO in December 2021, the Company began recording stock-based compensation expense for these RSUs using the accelerated attribution method, based on the grant-date fair value of the RSUs. RSUs granted after the IPO only have a service condition, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The service condition for these awards is generally satisfied over four years.
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 1, 2020	18,953,141	$3.48
Granted	17,494,895	$7.24
Forfeited	(4,028,102)	$3.93
Balance as of January 30, 2021	32,419,934	$5.45
Granted	21,917,372	$13.50
Vested	(18,586,259)	$5.13
Forfeited	(3,174,949)	$7.73
Balance as of January 29, 2022	32,576,098	$10.83
Granted	28,915,610	$12.82
Vested	(15,211,976)	$10.70
Forfeited	(5,483,628)	$11.49
Balance as of January 28, 2023	40,796,104	$12.20
As of January 28, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $384.3 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 ESPP, which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. As of January 28, 2023, the total number of shares of the Company’s Class A common stock reserved for future issuance includes the annual automatic evergreen increase of 5,054,762 shares.
The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lower of the fair market value of a share of the Company’s Class A common stock on the enrollment date or on the exercise date. The enrollment date means the first trading day of each offering period, and the exercise date means the last trading day of each purchase period. Offering periods are generally 12 months long, commencing on the first trading day on or after June 11 and December 11 of each year and terminating on the last trading day on or before June 10 and December 10. The first offering period began on the first trading day on or after the Company’s registration date, which was December 15, 2021, and ended on December 9, 2022, and the second offering period began on June 13, 2022. Purchase periods are generally six months long, commencing on the first trading day after one exercise date and ending with the next exercise date. The first purchase period of the first offering period began on the first trading day on or after the registration date, which was December 15, 2021, and ended on June 10, 2022, and the second purchase period began on June 13, 2022 and ended on December 9, 2022.
For the fiscal year ended January 28, 2023, 1,782,993 shares of common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $17.5 million.
As of January 28, 2023, unrecognized stock-based compensation expense related to the 2021 ESPP for employees that are expected to vest was approximately $8.4 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.8 years.
Employee Stock Purchase Plan Valuation—The Company estimates the fair value of shares to be issued under the 2021 ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect fair value. The weighted-average assumptions used to estimate the fair value of shares to be issued under the 2021 ESPP which were granted during the fiscal years ended January 28, 2023 and January 29, 2022 were as follows:

Fiscal Year Ended
	January 28, 2023	January 29, 2022
Expected volatility	75.7% – 97.7%	52.0% – 52.2%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	2.3% – 4.8%	0.1% – 0.3%
Expected dividend yield	—%	—%
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

Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021 (1)
Stock options	$4,386	$5,177	$25,564
RSUs	160,989	222,177	—
ESPP	12,098	1,369	—
Total stock-based compensation expense	$177,473	$228,723	$25,564
Stock-based compensation expense included in the following line items of the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021 (1)
Cost of revenue	$9,182	$6,043	$13
Research and development	62,738	98,282	13,783
Sales and marketing	53,080	59,478	6,947
General and administrative	52,473	64,920	4,821
Total stock-based compensation expense	$177,473	$228,723	$25,564
__________
(1)Stock-based compensation expense for the fiscal year ended January 30, 2021 included $19.9 million in stock-based compensation expense resulting from the third-party tender offer that the Company facilitated in September 2020 whereby the purchase price per share in the tender offer was in excess of the fair value of the Company’s common stock at the time of the transaction.
12.    Income Taxes
Loss before provision for income taxes consisted of the following for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
United States	$(256,905)	$(363,472)	$(210,405)
Foreign	13,070	9,864	284
Loss before provision for income taxes	$(243,835)	$(353,608)	$(210,121)

The components of the provision for income taxes consists of the following for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021 (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Current:
U.S. Federal	$—	$—	$—
State and local	585	53	112
Foreign	1,007	82	275
Total current tax expense	$1,592	$135	$387
Deferred:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	1,995	1,039	(300)
Total deferred tax expense	1,995	1,039	(300)
Total provision for income taxes	$3,587	$1,174	$87
The effective income tax rate is lower than the U.S. statutory tax rate primarily due to a valuation allowance on the cumulative deferred tax assets, stock-based compensation adjustments, and executive compensation adjustments. Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Changes in income taxes resulting from:
State taxes, net of federal benefit	3.2	5.3	2.6
Foreign income taxed at different rates	(0.1)	0.3	—
Federal research and development credits	0.9	1.1	0.9
Stock-based compensation	(1.0)	14.0	—
Tax on foreign earnings	(0.2)	(0.2)	—
Permanent differences	(0.4)	(0.2)	(1.6)
Change in valuation allowance	(22.9)	(39.7)	(23.4)
Other	(2.0)	(1.9)	0.5
Total tax (provision) benefit	(1.5)%	(0.3)%	—%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below (in thousands):

	As of
	January 28, 2023	January 29, 2022
Deferred tax assets:
Net operating loss carryforwards	$328,697	$283,180
Tax credit carryforwards	12,205	10,153
Operating lease liability	29,946	34,431
Capitalized research and development	33,387	—
Accruals and reserves	52,756	53,852
Total deferred tax assets	456,991	381,616
Valuation allowance	(326,623)	(270,788)
Deferred tax assets, net of valuation allowance	130,368	110,828
Deferred tax liabilities:
Property and equipment	(2,226)	(2,548)
Deferred commissions	(31,039)	(26,297)
Deferred connected device costs	(65,799)	(46,731)
Operating lease right-of-use assets	(27,435)	(31,822)
Accruals	(6,618)	(4,169)
Total deferred tax liabilities	(133,117)	(111,567)
Net deferred tax liabilities	$(2,749)	$(739)
As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s research and development expenditures were capitalized and amortized, which resulted in higher deferred tax assets.
The provisions of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of January 28, 2023 and January 29, 2022, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and states. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and states. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and states. For foreign jurisdictions, the Company does not have a valuation allowance against its deferred tax assets, after considering both the positive and negative evidence.
During the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, the Company’s valuation allowance increased by $55.8 million, $140.2 million, and $49.1 million, respectively.
As of January 28, 2023, the Company had U.S. federal, California, and other state net operating loss (“NOL”) carryforwards of approximately $1,364.5 million, $213.3 million, and $1,421.0 million, respectively.
Of the U.S. federal NOL carryforwards, $52.2 million, if not utilized, will begin to expire in 2036 and $1,312.3 million will carryforward indefinitely. The California and other state NOL carryforwards will begin to expire in 2024, if not utilized.
As of January 28, 2023, the Company’s U.S. federal and California research and development credit carryforwards were $9.0 million and $7.9 million, respectively, and the Company’s Georgia job tax credit carryforwards were $2.8 million. These are available to offset future income taxes. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2036, while the California credit carryforwards have no expiration date. The Georgia credit carryforwards, if not utilized, will begin to expire in 2030.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. The most recent analysis of the Company’s historical ownership changes was completed through January 28, 2023. Based on the analysis, $27 million of NOL are limited under Section 382.
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

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Unrecognized tax benefits, beginning balance	$8,816	$6,809	$5,917
Gross increases for tax positions taken in prior years	—	88	152
Gross decreases for tax positions taken in prior years	(15)	—	(172)
Gross increases for tax positions taken in current year	1,009	1,919	912
Unrecognized tax benefits, ending balance	$9,810	$8,816	$6,809
The unrecognized tax benefits for the fiscal years ended January 28, 2023 and January 29, 2022, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax matters as a component of income tax expense. The Company had no interest and penalties accrued as of January 28, 2023 and January 29, 2022. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. All periods since inception are subject to examination by U.S. federal, state, and foreign authorities, where applicable. There are currently no pending income tax examinations.
13.    Net Loss Per Share, Basic and Diluted
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Numerator:
Net loss	$(247,422)	$(355,024)	$(210,208)
Add: Deemed dividend on Series F convertible preferred stock	—	—	(9,624)
Net loss attributable to common stockholders	(247,422)	(355,024)	(219,832)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	514,279,230	277,543,471	239,281,696
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(1.28)	$(0.92)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
Convertible preferred stock	—	—	205,638,256
Outstanding stock options	6,927,540	8,628,071	11,671,342
RSUs	40,796,104	32,576,098	32,419,934
ESPP	—	15,889	—
Total antidilutive securities	47,723,644	41,220,058	249,729,532
14.    Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company derives its subscription revenue from customers that leverage the Company’s Connected Operations Cloud, which consists of a data platform and set of applications to consolidate data from their physical operations into a single, integrated solution. Amounts derived from subscription and other revenue are summarized in Note 8, “Revenue, Deferred Revenue, and Remaining Performance Obligations.”
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Fiscal Year Ended
	January 28, 2023	January 29, 2022	January 30, 2021
United States	$581,755	$384,240	$230,479
Other (1)	70,790	44,105	19,426
Total revenue	$652,545	$428,345	$249,905
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	January 28, 2023	January 29, 2022
United States	$163,193	$160,310
Other (1)	8,709	10,889
Total long-lived assets, net	$171,902	$171,199
__________
(1)No individual country, other than disclosed above, exceeded 10% of the Company’s total long-lived assets, net, for any period presented.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 28, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 28, 2023. The effectiveness of our internal control over financial reporting as of January 28, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended January 28, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of an error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.
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
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended January 28, 2023 (the “2023 Proxy Statement”).
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
The remaining information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
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
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-261204	4.1	11/19/2021

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 13, 2021.	S-1	333-261204	4.2	11/19/2021

4.3*	Description of Capital Stock of Samsara Inc.

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-261204	10.1	12/6/2021

10.2+	Samsara Inc. 2015 Equity Incentive Plan and related form agreements.	S-1	333-261204	10.3	11/19/2021

10.3+	Samsara Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-261204	10.4	12/6/2021

10.4+	Samsara Inc. Executive Incentive Compensation Plan.	S-1/A	333-261204	10.6	12/6/2021

10.5+	Samsara Inc. Executive Change in Control and Severance Plan.	S-1	333-261204	10.7	11/19/2021

10.6+	Employment letter between the registrant and Sanjit Biswas.	S-1	333-261204	10.8	11/19/2021

10.7+	Employment letter between the registrant and John Bicket.	S-1	333-261204	10.9	11/19/2021

10.9+	Employment letter between the registrant and Dominic Phillips.	10-Q	001-41140	10.9	6/8/2022

10.10*+	Employment letter between the registrant and Adam Eltoukhy.

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signatures page).

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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

SAMSARA INC.

Date: March 21, 2023	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Sanjit Biswas, John Bicket, Dominic Phillips, and Adam Eltoukhy, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sanjit Biswas	Chief Executive Officer and Director	March 21, 2023
Sanjit Biswas	(Principal Executive Officer)

/s/ Dominic Phillips	Chief Financial Officer	March 21, 2023
Dominic Phillips	(Principal Financial Officer)

/s/ J. Andrew Munk	Chief Accounting Officer	March 21, 2023
J. Andrew Munk	(Principal Accounting Officer)

/s/ John Bicket	Chief Technology Officer and Director	March 21, 2023
John Bicket

/s/ Marc Andreessen	Director	March 21, 2023
Marc Andreessen

/s/ Sue Bostrom	Director	March 21, 2023
Sue Bostrom

/s/ Jonathan Chadwick	Director	March 21, 2023
Jonathan Chadwick

/s/ Ann Livermore	Director	March 21, 2023
Ann Livermore

/s/ Hemant Taneja	Director	March 21, 2023
Hemant Taneja

/s/ Susan L. Wagner	Director	March 21, 2023
Susan L. Wagner