Form 10-Q
period 2023-04-29
Samsara Inc.
filed 2023-06-06
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of May 30, 2023, there were 168,238,491 shares of the registrant’s Class A common stock, 360,292,884 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these terms or other comparable expressions that concern our expectations, strategies, plans, or intentions.
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, other key business metrics and non-GAAP financial measures, our ability to determine reserves, and our ability to achieve and maintain future profitability;
•the sufficiency of our cash, cash equivalents, and investments to meet our liquidity needs;
•our expectations regarding future dividend payments or issuances of additional capital stock;
•our ability to attract, retain, and expand our relationships with customers;
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
•our expectations regarding the effects and enforcement of existing and developing laws and regulations, including with respect to taxation, privacy and data protection, and the outcomes of litigation that we may become subject to from time to time;
•our expectations regarding the effects of the Russia-Ukraine conflict, geopolitical tensions involving China, the COVID-19 pandemic, and similar macroeconomic events, including financial distress caused by recent or potential bank failures, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and monetary policy changes, on our and our customers’ and partners’ respective businesses;
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
•our ability to maintain, protect, and enhance our intellectual property;
•our ability to achieve and maintain carbon neutrality; and
•our anticipated tax withholding and remittance obligations in connection with restricted stock unit settlements.
Samsara Inc. (the “Company,” “Samsara,” “our,” or “we”) cautions you that the foregoing list does not contain all of the forward-looking statements made in this Quarterly Report on Form 10-Q.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, levels of activity or growth, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements contained in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are first made available. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
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
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our investor relations website, and our corporate blog (www.samsara.com/blog) in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. Except as expressly set forth in this Quarterly Report on Form 10-Q, the contents of our websites are not incorporated by reference into, or otherwise to be regarded as part of, this report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and review the information disclosed through such channels.

RISK FACTOR SUMMARY
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the section titled “Risk Factors,” and our condensed consolidated financial statements and accompanying notes, before making a decision to invest in our Class A common stock. Our business, financial condition, results of operations, or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations, and prospects could be adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose part or all of your investment. Accordingly, this summary should not be relied upon as an exhaustive summary of the risks facing our business. These risks include, but are not limited to, those listed below.
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
•Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our Internet of Things (“IoT”) devices may adversely affect our ability to sell subscriptions to our Connected Operations Cloud, our margins, and our results of operations.
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
•If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure, our reputation may be harmed, and our business could be materially and adversely affected.
•Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
•We may not be able to maintain and expand our business if we are not able to hire, retain, and manage qualified personnel, and in particular, our key personnel.
•A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Cloud could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
•We may be subject to product liability, warranty, and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
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
General Risk Factors
•Our business may be materially and adversely impacted by U.S. and global market, political, and economic conditions, including elevated inflation rates.
•Our estimates of market opportunity and forecasts of market growth may prove to be inaccurate.
•Future litigation could have a material adverse impact on our results of operations and financial condition.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	April 29, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$192,052	$200,670
Short-term investments	533,931	489,192
Accounts receivable, net	102,564	122,867
Inventories	32,403	40,571
Connected device costs, current	86,277	82,046
Prepaid expenses and other current assets	23,324	22,189
Total current assets	970,551	957,535
Restricted cash	24,296	23,096
Long-term investments	87,770	113,101
Property and equipment, net	58,695	59,278
Operating lease right-of-use assets	97,400	112,624
Connected device costs, non-current	200,327	194,852
Deferred commissions	143,684	140,166
Other assets, non-current	15,823	16,356
Total assets	$1,598,546	$1,617,008
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,239	$30,144
Accrued expenses and other current liabilities	55,718	53,824
Accrued compensation and benefits	26,598	36,030
Deferred revenue, current	319,141	300,113
Operating lease liabilities, current	10,169	22,047
Total current liabilities	440,865	442,158
Deferred revenue, non-current	130,802	126,452
Operating lease liabilities, non-current	95,209	100,873
Other liabilities, non-current	9,075	9,506
Total liabilities	675,951	678,989
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of April 29, 2023 and January 28, 2023; zero shares issued and outstanding as of April 29, 2023 and January 28, 2023	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of April 29, 2023 and January 28, 2023; 164,695,911 and 132,111,095 shares issued and outstanding as of April 29, 2023 and January 28, 2023, respectively	7	7
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of April 29, 2023 and January 28, 2023; 363,815,483 and 392,049,114 shares issued and outstanding as of April 29, 2023 and January 28, 2023, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of April 29, 2023 and January 28, 2023; zero shares issued and outstanding as of April 29, 2023 and January 28, 2023	—	—
Additional paid-in capital	2,160,399	2,107,013
Accumulated other comprehensive loss	(1,606)	(652)
Accumulated deficit	(1,236,228)	(1,168,372)
Total stockholders’ equity	922,595	938,019
Total liabilities and stockholders’ equity	$1,598,546	$1,617,008
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Revenue	$204,320	$142,645
Cost of revenue	57,557	39,618
Gross profit	146,763	103,027
Operating expenses
Research and development	60,366	40,985
Sales and marketing	118,955	87,449
General and administrative	43,266	43,742
Lease modification, impairment, and related charges	—	1,056
Total operating expenses	222,587	173,232
Loss from operations	(75,824)	(70,205)
Interest income and other income (expense), net	8,895	(60)
Loss before provision for income taxes	(66,929)	(70,265)
Provision for income taxes	927	723
Net loss	$(67,856)	$(70,988)
Other comprehensive income (loss):
Foreign currency translation adjustments	(913)	178
Unrealized gains (losses) on investments, net of tax	(41)	—
Other comprehensive income (loss)	(954)	178
Comprehensive loss	$(68,810)	$(70,810)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.14)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	526,403,398	507,295,982
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended April 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of restricted stock units (“RSUs”)	4,115,374	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	235,811	—	115	—	—	115
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	53,246	—	—	53,246
Other comprehensive loss	—	—	—	(954)	—	(954)
Net loss	—	—	—	—	(67,856)	(67,856)
Balance at April 29, 2023	528,511,394	$30	$2,160,399	$(1,606)	$(1,236,228)	$922,595

	Three Months Ended April 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 29, 2022	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of RSUs	2,656,302	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	891,546	—	249	—	—	249
Vesting of early exercised stock options	—	—	102	—	—	102
Repurchase of restricted common stock	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	43,928	—	—	43,928
Other comprehensive income	—	—	—	178	—	178
Net loss	—	—	—	—	(70,988)	(70,988)
Balance at April 30, 2022	509,023,570	$29	$1,954,243	$82	$(991,938)	$962,416
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Operating activities
Net loss	$(67,856)	$(70,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,484	2,360
Stock-based compensation expense	52,948	43,612
Lease modification, impairment, and related charges	—	1,056
Other non-cash adjustments	(6,163)	2,117
Changes in operating assets and liabilities:
Accounts receivable, net	20,822	(4,790)
Inventories	8,168	(8,925)
Prepaid expenses and other current assets	(1,179)	(2,996)
Connected device costs	(9,707)	(16,312)
Deferred commissions	(3,518)	(2,258)
Other assets, non-current	533	2,992
Accounts payable and other liabilities	(8,511)	(10,232)
Deferred revenue	23,377	16,172
Operating lease right-of-use assets and liabilities, net	(1,944)	(590)
Net cash provided by (used in) operating activities	10,454	(48,782)
Investing activities
Purchase of property and equipment	(2,499)	(10,668)
Purchases of investments	(192,389)	—
Proceeds from maturities and redemptions of investments	177,159	—
Net cash used in investing activities	(17,729)	(10,668)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	159	249
Payment of offering costs	—	(1,742)
Payment of principal on finance leases	(448)	(241)
Net cash used in financing activities	(289)	(1,734)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	146	(191)
Net decrease in cash, cash equivalents, and restricted cash	(7,418)	(61,375)
Cash, cash equivalents, and restricted cash, beginning of period	223,766	944,310
Cash, cash equivalents, and restricted cash, end of period	$216,348	$882,935
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$104	$79
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$227	$5,707
Unpaid offering costs	$—	$790
Vesting of early exercised stock options	$25	$102
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, which was filed with the SEC on March 21, 2023.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of April 29, 2023 and the results of operations for the three months ended April 29, 2023 and April 30, 2022, and cash flows for the three months ended April 29, 2023 and April 30, 2022. The condensed consolidated balance sheet as of January 28, 2023 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended April 29, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Every sixth fiscal year is a 53-week year. Fiscal year 2024 consists of 53 weeks, with the fourth quarter consisting of 14 weeks, and fiscal year 2023 consisted of 52 weeks.
Principles of Consolidation—The condensed consolidated financial statements include the accounts of Samsara and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Significant Accounting Policies—Notwithstanding the addition of policies described below as a result of a recently adopted accounting pronouncement, there were no material changes to the Company’s significant accounting policies during the three months ended April 29, 2023.
Accounts Receivable—Accounts receivable consist of current trade receivables from customers, net of allowance for credit losses. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including customer creditworthiness and the related aging of past-due balances, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. Management evaluates customer accounts periodically, and accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. An allowance for credit losses balance of $6.1 million was recorded as of April 29, 2023. During the three months ended April 29, 2023, the Company recorded a benefit of $0.5 million to operations and wrote off $0.9 million against the allowance.

Investments—The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale and are recorded at estimated fair value. Credit losses relating to available-for-sale marketable debt securities are recorded through an allowance for credit losses with a corresponding charge in “Interest income and other income (expense), net” on the condensed consolidated statements of operations and comprehensive loss. When identifying and measuring impairment, the Company excludes the applicable accrued interest from both the fair value and amortized cost basis.
Recently Adopted Accounting Pronouncement—In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with further clarifications made in subsequent amendments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For trade receivables and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale marketable debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning January 29, 2023 and interim periods within that fiscal year. The Company adopted this guidance effective January 29, 2023 and the adoption did not result in a material impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted—The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of April 29, 2023 and January 28, 2023, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of April 29, 2023, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of April 29, 2023 and January 28, 2023 consists of letters of credit secured as collateral on the Company’s office space leases. Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	April 29, 2023	January 28, 2023
Cash and cash equivalents	$192,052	$200,670
Restricted cash	24,296	23,096
Total cash, cash equivalents, and restricted cash	$216,348	$223,766
The following is a summary of the Company’s cash equivalents and available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	April 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$10,610	$—	$—	$10,610
Commercial paper	31,719	—	—	31,719
Total cash equivalents	$42,329	$—	$—	$42,329

Investments:
Commercial paper	$129,215	$3	$—	$129,218
Corporate notes and bonds	194,048	72	(472)	193,648
U.S. government and agency securities	299,543	43	(751)	298,835
Total investments	$622,806	$118	$(1,223)	$621,701

	As of
	January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$5,604	$—	$—	$5,604
Commercial paper	36,337	—	—	36,337
U.S. government and agency securities	12,974	—	(1)	12,973
Total cash equivalents	$54,915	$—	$(1)	$54,914

Investments:
Commercial paper	$182,869	$—	$—	$182,869
Corporate notes and bonds	190,933	57	(437)	190,553
U.S. government and agency securities	229,556	8	(693)	228,871
Total investments	$603,358	$65	$(1,130)	$602,293
The Company included $2.6 million and $2.0 million of accrued interest receivable, net of the allowance for credit losses (if any), in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of April 29, 2023 and January 28, 2023, respectively.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of April 29, 2023 because such potential losses were not material.
As of April 29, 2023, the contractual maturities of the Company’s investments did not exceed 24 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
April 29, 2023
Due within one year	$533,931
Due in one year to two years	87,770
Total	$621,701
There were no material realized gains or losses that were reclassified out of accumulated other comprehensive loss either individually or in the aggregate, during the three months ended April 29, 2023. There were no material unrealized gains or losses, either individually or in the aggregate, as of April 29, 2023 and January 28, 2023.
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
The condensed consolidated financial statements as of April 29, 2023 and January 28, 2023 do not include any nonrecurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of April 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$135,551	$—	$—	$135,551
Commercial paper	—	31,719	—	31,719
Restricted cash—letters of credit	23,587	—	—	23,587
Total cash equivalents and restricted cash	$159,138	$31,719	$—	$190,857

Marketable debt securities:
Commercial paper	$—	$129,218	$—	$129,218
Corporate notes and bonds	—	193,648	—	193,648
U.S. government and agency securities	—	298,835	—	298,835
Total marketable debt securities	$—	$621,701	$—	$621,701

	As of January 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$120,751	$—	$—	$120,751
Commercial paper	—	36,337	—	36,337
U.S. government and agency securities	—	12,973	—	12,973
Restricted cash—letters of credit	23,096	—	—	23,096
Total cash equivalents and restricted cash	$143,847	$49,310	$—	$193,157

Marketable debt securities:
Commercial paper	$—	$182,869	$—	$182,869
Corporate notes and bonds	—	190,553	—	190,553
U.S. government and agency securities	—	228,871	—	228,871
Total marketable debt securities	$—	$602,293	$—	$602,293
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three months ended April 29, 2023 and April 30, 2022.

5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of April 29, 2023 and January 28, 2023 were $143.7 million and $140.2 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Capitalized commission costs	$16,987	$14,437
Amortization expense	$13,469	$12,179
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current, as of April 29, 2023 and January 28, 2023 were $286.6 million and $276.9 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Capitalized connected device costs	$30,575	$30,033
Amortization expense	$20,869	$13,720
6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	April 29, 2023	January 28, 2023
Gross property and equipment
Computers and equipment	$1,414	$1,257
Leasehold improvements	50,227	49,727
Furniture and fixtures	20,069	19,740
Internal-use software development costs (1)	24,527	22,422
Total gross property and equipment	96,237	93,146
Accumulated depreciation and amortization (2)	(37,542)	(33,868)
Property and equipment, net	$58,695	$59,278
__________
(1)The Company’s internal-use software development costs included $0.5 million and $0.4 million of stock-based compensation costs for the three months ended April 29, 2023 and April 30, 2022, respectively. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Capitalized internal-use software development costs	$2,105	$1,389
Amortization expense	$1,016	$973
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	April 29, 2023	January 28, 2023
Internal-use software development costs, net	$9,643	$8,744

(2)The following table presents the depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Depreciation and amortization expense	$3,484	$2,360
7.    Leases
The Company leases office space under operating lease agreements that are non-cancelable (subject to limited termination rights). These leases have remaining lease terms ranging from one year to approximately eight years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Operating lease cost	$6,275	$6,439
Short-term lease cost	364	177
Sublease income	(254)	(177)
Total lease cost	$6,385	$6,439
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,649	$6,590
During the three months ended April 29, 2023, the Company recorded no additional operating lease liabilities arising from obtaining right-of-use (“ROU”) assets.

	As of
	April 29, 2023	January 28, 2023
Weighted-average remaining lease term—operating leases (in years)	6.3	6.5
Weighted-average discount rate—operating leases	4.58%	4.53%

Future minimum lease payments included in the measurement of operating lease liabilities as of April 29, 2023 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2024	$20,392
2025	27,055
2026	20,083
2027	14,236
2028	12,596
2029 and thereafter	43,659
Total future minimum lease payments (1)	138,021
Less: imputed interest	(20,381)
Total operating lease liabilities	$117,640
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
On April 12, 2023, the Company settled a lease dispute existing as of January 28, 2023 which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This amount was recognized primarily as a reduction to the corresponding ROU assets on the Company’s condensed consolidated balance sheet and was also included in “Operating lease liabilities, net” on the Company’s condensed consolidated statement of cash flows. This claim is unrelated to the claim discussed under the caption “Lease-Related Litigation” in Note 9, “Commitments and Contingencies.”
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of April 29, 2023 and January 28, 2023.
8.    Revenue, Deferred Revenue, and Remaining Performance Obligations
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
Revenue consists of the following (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Subscription revenue	$199,484	$140,727
Other revenue	4,836	1,918
Total revenue	$204,320	$142,645
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Deferred revenue, beginning of period	$426,565	$313,686
Deferred revenue, end of period	449,943	329,858
Revenue recognized in the period from beginning deferred revenue balance	183,930	134,518
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of April 29, 2023, the Company’s RPO was $1,515.4 million. The Company expects to recognize revenue of approximately $741.5 million over the next 12 months, with the remaining balance recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three months ended April 29, 2023 and April 30, 2022.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of April 29, 2023 and January 28, 2023.
9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of April 29, 2023.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. There were no material contractual obligations that were entered into by the Company during the three months ended April 29, 2023 that were outside of the ordinary course of business.
Letters of Credit—As of April 29, 2023 and January 28, 2023, the Company had $23.6 million and $23.1 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business and has been and may be subject to third-party intellectual property infringement claims.
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of April 29, 2023 were also not material.
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

Indemnification—In the normal course of business, the Company has agreed and may continue to agree to indemnify third parties with whom it enters into contractual relationships, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, claims that the Company’s products infringe the intellectual property rights of other parties, or other claims made against certain parties. It is not possible to determine the maximum potential amount of liability under these indemnification obligations due to the Company’s limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in each particular claim.
10.    Equity
As of April 29, 2023, there were 164,695,911, 363,815,483, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 28, 2023, there were 132,111,095, 392,049,114, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of April 29, 2023 and January 28, 2023, as follows:

	As of
	April 29, 2023	January 28, 2023
2015 Equity Incentive Plan:
Options outstanding	6,696,729	6,927,540
RSUs outstanding	12,885,611	15,137,385
2021 Equity Incentive Plan:
RSUs outstanding	36,933,581	25,658,719
Shares available for future grants	67,529,817	55,891,021
2021 Employee Stock Purchase Plan:
Shares available for future issuance	18,713,371	13,471,769
Total shares of common stock reserved for future issuance	142,759,109	117,086,434
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of April 29, 2023 includes 26,208,010 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—A summary of the stock options activity under the 2015 Plan during the three months ended April 29, 2023 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 28, 2023	6,927,540	$4.61	6.4	$63,351
Granted	—	$—
Exercised	(230,811)	$0.68
Forfeited, canceled, or expired	—	$—
Balance as of April 29, 2023	6,696,729	$4.75	6.2	$89,061
Exercisable as of April 29, 2023	5,552,499	$4.17	6.0	$77,093
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $3.9 million and $10.8 million during the three months ended April 29, 2023 and April 30, 2022, respectively.
As of April 29, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $4.5 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.8 years.
RSUs—RSUs granted prior to the IPO had both a service condition and a performance condition. Stock-based compensation expense was only recognized for RSUs for which both the service condition and performance condition have been met. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied upon the IPO. Prior to the IPO, the Company did not record expense on RSUs as a liquidity event upon which vesting is contingent was not probable of occurring. Following the closing of the IPO in December 2021, the Company began recording stock-based compensation expense for these RSUs using the accelerated attribution method, based on the grant-date fair value of the RSUs. RSUs granted after the IPO only have a service condition, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The service condition for these awards is generally satisfied over four years for RSUs granted through fiscal year 2023 and three years for RSUs granted after fiscal year 2023.
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the three months ended April 29, 2023 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 28, 2023	40,796,104	$12.20
Granted	14,294,337	$16.51
Vested	(4,115,374)	$11.56
Forfeited	(1,155,875)	$13.53
Balance as of April 29, 2023	49,819,192	$13.46
As of April 29, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $555.0 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of April 29, 2023 includes 5,241,602 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.

The price at which Class A common stock is purchased under the 2021 ESPP is equal to 85% of the lower of the fair market value of a share of the Company’s Class A common stock on the enrollment date or on the exercise date. The enrollment date means the first trading day of each offering period, and the exercise date means the last trading day of each purchase period. Offering periods are generally 12 months long, commencing on the first trading day on or after June 11 and December 11 of each year and terminating on the last trading day on or before June 10 and December 10 of each year. The first offering period began on the first trading day on or after the Company’s registration date, which was December 15, 2021, and ended on December 9, 2022, and the second offering period began on June 13, 2022. Purchase periods are generally six months long, commencing on the first trading day after one exercise date and ending with the next exercise date. The first purchase period of the first offering period began on the first trading day on or after the registration date, which was December 15, 2021, and ended on June 10, 2022, and the second purchase period began on June 13, 2022 and ended on December 9, 2022.
For the three months ended April 29, 2023 and April 30, 2022, there were no purchases of shares under the 2021 ESPP.
As of April 29, 2023, unrecognized stock-based compensation expense related to the 2021 ESPP for employees that are expected to vest was approximately $5.8 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.6 years.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Stock options	$811	$1,139
RSUs	49,416	39,311
Employee stock purchase plan	2,721	3,162
Total stock-based compensation expense	$52,948	$43,612
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Cost of revenue	$2,706	$1,704
Research and development	20,331	13,670
Sales and marketing	15,242	14,544
General and administrative	14,669	13,694
Total stock-based compensation expense	$52,948	$43,612
11.    Income Taxes
The Company had an effective tax rate of (1.4)% and (1.0)% for the three months ended April 29, 2023 and April 30, 2022, respectively. The Company’s provision for income taxes was $0.9 million and $0.7 million for the three months ended April 29, 2023 and April 30, 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of April 29, 2023 and January 28, 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of April 29, 2023, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the three months ended April 29, 2023, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. All periods since inception are subject to examination by U.S. federal, state, and foreign authorities, where applicable.
12.    Net Loss Per Share, Basic and Diluted
For purposes of calculating net loss per share, the Company continues to use the two-class method. As Class A, Class B, and Class C common stock have identical liquidation and dividend rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net loss per share attributable to common stockholders are the same for all classes of the Company’s common stock, on both an individual and combined basis, and therefore are presented together.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	April 29, 2023	April 30, 2022
Numerator:
Net loss	$(67,856)	$(70,988)
Net loss attributable to common stockholders	(67,856)	(70,988)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	526,403,398	507,295,982
Net loss per share attributable to common stockholders, basic and diluted	$(0.13)	$(0.14)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended
	April 29, 2023	April 30, 2022
Outstanding stock options	6,696,729	7,730,214
RSUs	49,819,192	38,738,726
Employee stock purchase rights under the 2021 ESPP	216,871	255,833
Total antidilutive securities	56,732,792	46,724,773
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
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
United States	$180,525	$127,402
Other (1)	23,795	15,243
Total revenue	$204,320	$142,645
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	April 29, 2023	January 28, 2023
United States	$147,779	$163,193
Other (1)	8,316	8,709
Total long-lived assets, net	$156,095	$171,902
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 28, 2023 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2023, and (2) the unaudited condensed consolidated financial statements and the related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our two most recent fiscal years ended on January 28, 2023 and January 29, 2022, and each consisted of 52 weeks. Our fiscal year ending on February 3, 2024 is a 53-week fiscal year, with the fourth quarter consisting of 14 weeks.
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable business insights and improve their operations.
Our Connected Operations Cloud consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights, using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Our differentiated, purpose-built suite of solutions enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We were founded in 2015 and have achieved significant growth since our inception. For our three months ended April 29, 2023 and April 30, 2022, our revenue was $204.3 million and $142.6 million, respectively, representing year-over-year growth of 43%. Our net loss was $67.9 million and $71.0 million for the three months ended April 29, 2023 and April 30, 2022, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	April 29, 2023	April 30, 2022
Annual recurring revenue (“ARR”)	$856,166	$607,236
Customers > $100,000 ARR	1,375	897

ARR
We believe that ARR is a key indicator of the trajectory of our business performance, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. We define ARR as the annualized value of subscription contracts that have commenced revenue recognition as of the measurement date. ARR highlights trends that may be less visible from the face of our financial statements due to ratable revenue recognition. ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and is not intended to be combined with or replace it. ARR is not a forecast, and the active contracts at the date used in calculating ARR may or may not be extended or renewed.
Number of Customers Over $100,000 in ARR
We focus on customers representing over $100,000 in ARR, as this key business metric is indicative of our penetration with larger customers. The number of our customers over $100,000 in ARR has grown over time as we have focused our sales efforts on larger customers, invested in our partner ecosystem, and released more Applications to address the needs of our larger customers.
Factors Affecting Our Performance
Acquiring New Customers
We believe that we have a substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, and drive adoption of our Connected Operations Cloud. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales and marketing efforts, macroeconomic factors and their impact on our customers’ businesses, and the success of our efforts to expand internationally.
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
Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on information technology (“IT”) products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, geopolitical tensions involving China, and the COVID-19 pandemic, including the emergence of new variants. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Risk Factors” for further discussion of the impacts of macroeconomic trends on our business.

Components of Results of Operations
Revenue
We provide access to our Connected Operations Cloud through subscription arrangements, whereby the customer is charged a per-subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, IoT devices (which we also refer to as connected devices), and support services delivered over the term of the arrangement. Our subscription contracts are typically for a three-to-five-year term and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service. Our Connected Operations Cloud and IoT devices are highly interdependent and interrelated, and represent a combined performance obligation within the context of the contract.
In each of our past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. The small remaining portion of our revenue not generated from subscriptions to our Connected Operations Cloud comes from the sale of replacement IoT devices, including gateways, sensors and cameras, related shipping and handling fees, and professional services.
Allocation of Overhead Costs
Overhead costs that are not substantially dedicated to use by a specific functional group are allocated based on headcount. Such costs include costs associated with office facilities, depreciation of property and equipment, IT and security expenses, and other expenses, such as corporate software, subscription services, and insurance.
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
General and Administrative
General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, and facilities personnel, including salaries, employee benefits and stock-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, bad debt, allocated overhead costs, and unallocated lease costs.
We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth and because of additional costs associated with legal, accounting, compliance, insurance, investor relations, and other areas associated with being a public company. While we expect our general and administrative expenses to decrease as a percentage of our revenue over the long term, our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges consist of impairment charges related to the sublease and abandonment of facilities.
We may incur additional lease modification, impairment, and related charges in subsequent periods.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, consists primarily of income earned on our money market funds included in cash and cash equivalents, restricted cash, and our short-term and long-term investments, including amortization of premiums and accretion of discounts related to our marketable debt securities, net of associated fees. We also have foreign currency remeasurement gains and losses and foreign currency transaction gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
Comparison of the Three Months Ended April 29, 2023 and April 30, 2022
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
Revenue	$204,320	$142,645	$61,675	43%
Revenue increased by $61.7 million, or 43%, for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional applications, by existing customers.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
Cost of revenue	$57,557	$39,618	$17,939	45%
Gross profit	$146,763	$103,027
Gross margin	72%	72%
Cost of revenue increased by $17.9 million, or 45%, for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, primarily due to $7.4 million of increased amortization of deferred IoT device costs, $5.9 million of increased direct labor costs, $1.6 million of increased warranty costs, and $1.6 million of increased infrastructure costs associated with our product offerings. The increase in cost of revenue was also driven by increased operational costs of $1.4 million to support the growth of our subscription offerings. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Our gross margin remained flat at 72% for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, mainly due to operational efficiencies in infrastructure costs primarily offset by an increase in IoT device costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
Research and development	$60,366	$40,985	$19,381	47%
Percentage of revenue	30%	29%
Research and development expense increased by $19.4 million, or 47%, for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, primarily due to a $16.5 million increase in employee-related costs, which included a $9.9 million increase in salaries and benefits and related employer taxes driven primarily by increased headcount to support our research and development organization, as well as a $6.7 million increase in stock-based compensation expense. Our increase in research and development expense was also driven by a $2.0 million increase in rent, IT and security, and software subscriptions.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
Sales and marketing	$118,955	$87,449	$31,506	36%
Percentage of revenue	58%	61%
Sales and marketing expense increased by $31.5 million, or 36%, for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, primarily due to a $20.0 million increase in employee-related costs, which included an $18.2 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support our sales organization and a $1.2 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $5.4 million increase in rent, IT and security, and software subscriptions, a $3.3 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, and a $1.2 million increase in expenses relating to lead generation initiatives.

General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
General and administrative	$43,266	$43,742	$(476)	(1%)
Percentage of revenue	21%	30%
General and administrative expense decreased by $0.5 million, or 1%, for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, primarily due to a $6.3 million decrease in rent, IT and security, and a $2.4 million decrease in bad debt expense. These decreases in general and administrative expense were partially offset by a $7.6 million increase in employee-related costs, which included a $6.6 million increase in salaries and benefits and related employer taxes primarily driven by an increase in headcount to support the growth of our finance, accounting, human resources, and legal functions, and a $1.0 million increase in stock-based compensation expense. The decreases in general and administrative expense were also partially offset by a $1.0 million increase in expenses relating to professional services.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
Lease modification, impairment, and related charges	$—	$1,056	$(1,056)	(100%)
Lease modification, impairment, and related charges decreased by $1.1 million, or 100%, for the three months ended April 29, 2023 compared to the three months ended April 30, 2022.
In the first quarter of fiscal year 2023, we executed a sublease for certain office space which resulted in a $1.1 million impairment to the related right-of-use asset which we recognized in lease modification, impairment, and related charges for the three months ended April 30, 2022. We did not incur any lease modification, impairment, and related charges in the three months ended April 29, 2023.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
Interest income and other income (expense), net	$8,895	$(60)	$8,955	*
__________
*Not meaningful
Interest income and other income (expense), net, increased by $9.0 million for the three months ended April 29, 2023 compared to the three months ended April 30, 2022. The increase was primarily due to net accretion of discounts and interest income earned on our managed portfolio of marketable debt securities and due to a higher yield on interest-bearing cash balances in the three months ended April 29, 2023.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	April 29, 2023	April 30, 2022	Amount	%
Provision for income taxes	$927	$723	$204	28%
Effective tax rate	(1.4%)	(1.0%)
The provision for income taxes increased by $0.2 million, or 28%, for the three months ended April 29, 2023 compared to the three months ended April 30, 2022, primarily driven by the growth of our international operations.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	April 29, 2023	April 30, 2022
Non-GAAP gross profit	$149,678	$104,787
Non-GAAP gross margin	73%	73%
Non-GAAP loss from operations	$(19,031)	$(25,482)
Non-GAAP operating margin	(9)%	(18)%
Non-GAAP net loss	$(11,063)	$(26,265)
Adjusted free cash flow	$(2,224)	$(50,682)
Adjusted free cash flow margin	(1)%	(36)%
Limitations and Reconciliations of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. In addition, adjusted free cash flow does not reflect our future contractual commitments or the total increase or decrease of our cash balance for a given period. These and other limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.
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

	Three Months Ended
	April 29, 2023	April 30, 2022
Gross profit	$146,763	$103,027
Add:
Stock-based compensation expense-related charges (1)	2,915	1,760
Non-GAAP gross profit	$149,678	$104,787
GAAP gross margin	72%	72%
Non-GAAP gross margin	73%	73%
__________
(1)Stock-based compensation expense-related charges included approximately $0.2 million and $0.1 million of employer taxes on employee equity transactions for the three months ended April 29, 2023 and April 30, 2022, respectively.

Non-GAAP Loss from Operations and Non-GAAP Operating Margin
We define non-GAAP loss from operations, or non-GAAP operating loss, as loss from operations excluding the effect of stock-based compensation expense-related charges, including employer taxes on employee equity transactions, and lease modification, impairment, and related charges. Non-GAAP operating margin is defined as non-GAAP operating loss as a percentage of total revenue. We use non-GAAP loss from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP loss from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 29, 2023	April 30, 2022
Loss from operations	$(75,824)	$(70,205)
Add:
Stock-based compensation expense-related charges (1)	56,793	43,667
Lease modification, impairment, and related charges	—	1,056
Non-GAAP loss from operations	$(19,031)	$(25,482)
GAAP operating margin	(37)%	(49)%
Non-GAAP operating margin	(9)%	(18)%
__________
(1)Stock-based compensation expense-related charges included approximately $3.8 million and $0.1 million of employer taxes on employee equity transactions for the three months ended April 29, 2023 and April 30, 2022, respectively.
Non-GAAP Net Loss
We define non-GAAP net loss as net loss excluding the effect of stock-based compensation expense-related charges, including employer taxes on employee equity transactions, and lease modification, impairment, and related charges. We use non-GAAP net loss in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net loss provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net loss to our GAAP net loss for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 29, 2023	April 30, 2022
Net loss	$(67,856)	$(70,988)
Add:
Stock-based compensation expense-related charges, net of applicable taxes	56,793	43,667
Lease modification, impairment, and related charges, net of applicable taxes	—	1,056
Non-GAAP net loss	$(11,063)	$(26,265)

Adjusted Free Cash Flow and Adjusted Free Cash Flow Margin
We define adjusted free cash flow as net cash provided by (used in) operating activities reduced by cash used for purchases of property and equipment, plus non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances. Adjusted free cash flow margin is calculated as adjusted free cash flow as a percentage of total revenue. We believe that adjusted free cash flow and adjusted free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of adjusted free cash flow to net cash provided by (used in) operating activities for the periods presented (in thousands, except percentages):

	Three Months Ended
	April 29, 2023	April 30, 2022
Net cash provided by (used in) operating activities	$10,454	$(48,782)
Purchase of property and equipment	(2,499)	(10,668)
Purchase of property and equipment for build-out of corporate office facilities, net of tenant allowances (1)	(10,179)	8,768
Adjusted free cash flow (1)	$(2,224)	$(50,682)
Net cash provided by (used in) operating activities margin	5%	(34)%
Adjusted free cash flow margin (1)	(1)%	(36)%
Net cash used in investing activities	$(17,729)	$(10,668)
Net cash used in financing activities	$(289)	$(1,734)
__________
(1)In April 2023, we settled a lease dispute which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This claim is unrelated to the claim discussed under the caption “Lease-Related Litigation” in Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,236.2 million as of April 29, 2023. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to make in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital and capital expenditure requirements for at least the next 12 months.
As of April 29, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $813.8 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
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

Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended
	April 29, 2023	April 30, 2022
Net cash provided by (used in) operating activities	$10,454	$(48,782)
Net cash used in investing activities	$(17,729)	$(10,668)
Net cash used in financing activities	$(289)	$(1,734)
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
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, net accretion of discounts on marketable debt securities, non-cash operating lease costs, depreciation and amortization of property and equipment, lease modification, impairment, and related charges, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $10.5 million for the three months ended April 29, 2023. This consisted of a net loss of $67.9 million, adjusted for non-cash charges of $50.3 million, and changes in our operating assets and liabilities of $28.0 million. The non-cash charges were primarily comprised of stock-based compensation expense of $52.9 million and depreciation and amortization of $3.5 million, partially offset by net accretion of discounts on marketable debt securities of $4.2 million. Changes in our operating assets and liabilities during the three months ended April 29, 2023 reflect higher cash collections from customers, increases in deferred revenue due to the growth of our business, lower inventories due to operating efficiencies in our order fulfillment processes, and $10.5 million in tenant allowances received during the three months ended April 29, 2023, partially offset by higher connected device costs and an additional $9.8 million prepayment of rent during the three months ended April 29, 2023.
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
Investing Activities
Cash used in investing activities was $17.7 million for the three months ended April 29, 2023, which primarily consisted of $192.4 million of purchases of investments and $2.5 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $177.2 million of proceeds from maturities and redemptions of investments.
Cash used in investing activities was $10.7 million for the three months ended April 30, 2022, which primarily consisted of capital expenditures for additional office facilities.
Financing Activities
Cash used in financing activities was $0.3 million for the three months ended April 29, 2023, which primarily consisted of $0.4 million in payments of principal on finance leases, partially offset by $0.2 million of proceeds from exercises of stock options.
Cash used in financing activities was $1.7 million for the three months ended April 30, 2022, which primarily consisted of $1.7 million in payments of offering costs.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of April 29, 2023. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
There were no material changes to our critical accounting policies and estimates during the three months ended April 29, 2023.
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
Interest Rate Risk
As of April 29, 2023, we had $813.8 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $24.3 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $3.4 million in the market value of our cash equivalents, and short-term and long-term investments as of April 29, 2023.
Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. The functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar or the Mexican peso. A substantial majority of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and the United Kingdom. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our condensed consolidated financial statements.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended April 29, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of an error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses for the foreseeable future. We incurred net losses of $67.9 million and $71.0 million for our three months ended April 29, 2023 and April 30, 2022, respectively. As a result, we had an accumulated deficit of $1,236.2 million and $1,168.4 million as of April 29, 2023 and January 28, 2023, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. In addition to the expected costs to grow our business, we also have incurred and expect to incur significant additional legal, accounting, and other expenses as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving profitability on a consistent basis or at all, which would cause our business, financial condition, and results of operations to suffer.
Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the first quarter of fiscal year 2024, we recognized stock-based compensation expense of $49.4 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $555.0 million as of April 29, 2023, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve profitability.

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
Historically, most of our revenue has been derived from sales relating to our Applications for use in connection with customers’ fleets. In recent periods, we have increased our focus on Applications for use in connection with customers’ equipment and sites. We plan to expand the use cases of our solution, including those where we may have limited operating experience, and may be subject to increased business, technology, and economic risks that could affect our financial results. Entering new use cases and expanding in the use cases in which we are already operating with new Applications will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. To the extent we expand into and within new use cases that are heavily regulated, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While our strategy of building Applications for use in connection with customers’ fleets has proven successful in the past, it is uncertain that we will achieve the same penetration and organic growth with respect to Applications for customers’ sites and equipment or any other use cases that we pursue. Any failure to do so may harm our reputation, business, financial condition, and results of operations.
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
Our future success depends, in part, on our ability to sell subscriptions to access our Connected Operations Cloud to new customers. Our ability to attract new customers will depend on the perceived benefits and pricing of our solution and the effectiveness of our sales and marketing efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:
•potential customers’ inexperience with or reluctance to adopt software- and cloud-based solutions in their physical operations;
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
•our failure to expand, retain, and motivate our sales, product, and engineering personnel;
•our failure to successfully expand into new international markets;
•our failure to develop or expand relationships with existing channel or original equipment manufacturer (“OEM”) partners or to attract new channel or OEM partners;
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
To maintain or improve our results of operations, it is important that our customers renew their subscriptions to our Connected Operations Cloud when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for a subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew their subscriptions for a similar contract period, on the same payment terms, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us, and it is difficult to accurately predict long-term customer retention, in part due to our limited experience with renewal cycles to date. Customers may choose not to renew their subscriptions for many reasons, including the belief that our solution is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending in response to macroeconomic or other factors, our discontinuation of a desired application or loss of applicable regulatory certifications, a dissatisfaction with their overall customer experience, or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions that affect our customer base, the dissolution of their business or business unit utilizing our solution, or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.
A part of our growth strategy is to sell additional subscriptions to Applications and expand use cases with our existing customers. Our ability to sell subscriptions to new Applications will depend in significant part on our ability to anticipate industry evolution, practices, and standards. Additionally, we will need to continue to enhance existing Applications and introduce new Applications and features on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any federal, state, local, or foreign regulations that apply to us or our customers. However, we may prove unsuccessful either in developing new Applications or in expanding the set of third-party applications and devices with which our Applications integrate, particularly as we expand our solution into use cases that have not been our historical focus and as we continue to refine our efforts to hire, develop, and retain engineering talent. In addition, the success of any enhancement or new Application depends on several factors, including the timely completion, introduction, and market acceptance of the enhancement or Application. Any new Applications we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue, particularly with respect to use cases that have not been our historical focus. If any of our competitors implements new technologies before we can implement them or better anticipates the innovation and integration opportunities in related industries, our business may be adversely affected.
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
We market and sell subscriptions to access our Connected Operations Cloud primarily through a direct sales model, and we must expand our sales organization to increase our sales to new and existing customers. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our Connected Operations Cloud, our sales team will need to continue to focus on expanding use of our Connected Operations Cloud by that customer, including increasing the number of our IoT devices and Applications used by that customer and expanding their deployment of our Applications across other use cases. All of these efforts will require us to invest significant financial and other resources. We have also experienced turnover in our sales team members, including within the senior leadership of our sales team, which often results in costly training, operational inefficiency, and potential execution risks. If we are unable to expand and successfully onboard our sales force and new sales leaders at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales programs are not effective.

In order to increase our revenue, we expect we will need to further build our direct sales capacity while also developing channel partners who will require training, support, and integration into our sales process. Additionally, our entry into any new markets and use cases will require us to develop appropriate internal sales capacity or channel partners and to train internal or external sales teams to effectively address these markets. If we are unsuccessful in these efforts, our ability to grow our business will be limited, and our business, results of operations, prospects, and financial condition will be adversely affected.
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
Our customers depend on our customer outcomes team to resolve issues and realize the full benefits relating to our Connected Operations Cloud. If we do not succeed in helping our customers quickly resolve post-deployment issues or provide effective ongoing support and education on our Connected Operations Cloud, our ability to sell additional subscriptions to, or renew subscriptions with, existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with our customers could be damaged. Many large customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these larger customers, it may be more difficult to grow sales with them.
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

Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our IoT devices may adversely affect our ability to sell subscriptions to our Connected Operations Cloud, our margins, and our results of operations.
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers, and in some instances, a single joint design manufacturer, to allocate sufficient manufacturing capacity to meet our needs, to produce IoT devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable. For example, over the last several fiscal years, there has been an ongoing global silicon component shortage, which has resulted in increases in the cost of devices and components and delays in shipments of goods across many industries, including components used in our IoT devices. Global transportation and freight networks have also been strained as a result of COVID-19, geopolitical conflicts, labor disputes, and other factors, which has caused freight shipping costs and lead times to increase. Increases in the cost of devices or components, or freight to transport those items, could negatively impact our gross margins and cash flow margins.
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
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the three months ended April 29, 2023, we increased our operating expenses to $222.6 million as compared to $173.2 million for the three months ended April 30, 2022. We expect to continue making significant expenditures on sales, hiring and marketing efforts, and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business, and we expect to continue making significant expenditures in pursuit of these initiatives. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
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
Further, the development of new Applications can be difficult, time-consuming, and costly. There are inherent risks and uncertainties associated with offering new Applications, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new application are evolving. If we are unable to successfully develop and timely introduce new Applications, enhance our existing Connected Operations Cloud to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations would be harmed.
If we fail to effectively manage our growth, our business and results of operations could be harmed.
We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources and systems. In addition, we operate globally and sell our products to customers in many countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources, systems, and operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance, accounting and general business processes, and systems and controls, as well as our IT and security infrastructure. We must also attract, develop, and retain a significant number of qualified personnel without undermining our culture of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team that has been central to our growth. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our Connected Operations Cloud may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.

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
•vendors focusing on equipment location tracking and diagnostics like Orbcomm and ZTR, as well as customer-developed solutions for more advanced or specialized monitoring and control solutions; or
•security, surveillance, and access control vendors like Avigilon, a Motorola Solutions company, that specialize in video analytics, artificial intelligence (“AI”), and network video management software.
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
Some of our competitors may have greater financial resources, greater brand recognition, larger and more effective sales forces and marketing resources than us, as well as broader distribution networks. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. For example, we rely upon Amazon for AWS web hosting, and we do not currently have an alternative provider. If Amazon decided to compete with us and did not allow us to renew our commercial agreement, this may have a significant impact on our solution and would require that we allocate time and expense to setting up our Connected Operations Cloud on an alternative hosting service. We expect competition to increase as other established and emerging companies, such as Motive, Netradyne, Platform Science, and Verkada, enter the markets in which we compete, as customer requirements evolve, and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. As a result, we may experience reduced gross margins, longer sales cycles, less favorable payment terms, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.
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

If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure, our reputation may be harmed, and our business could be materially and adversely affected.
As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our Data Platform, networks, and other systems, and we also rely on third parties that are not directly under our control to do so. We and many of our third-party partners, including our subprocessors and service providers, have security measures and disaster response plans in place that are designed to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service and other attacks, and natural disasters and other sources of disruptions to the operation of our Connected Operations Cloud or our or our third-party partners’ operations, including power outages and telecommunications and other failures. Our or our third-party partners’ systems and security measures may be breached, otherwise compromised, fail, or be disrupted as a result of actions by malicious insiders or third parties (including nation-state actors, such as those acting in connection with ongoing geopolitical tensions), such as intentional misconduct by computer hackers, phishing (including by impersonating us through using domain names that are confusingly similar to ours) and other means of social engineering, including fraudulent inducement of employees or customers to disclose usernames, passwords, or other sensitive information, and employee or contractor error or malfeasance. For example, as a result of the ongoing conflict between Russia and Ukraine, the U.S. government has issued a “Shields Up” alert and other warnings for American organizations noting the potential for Russia’s cyber attacks on Ukrainian government and critical infrastructure organizations to impact organizations in the United States. If such an attack were to occur and were to impact us or our third-party partners, the relevant systems and security measures may provide inadequate protection. In addition, advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Any breach, incident, compromise, or failure of, or impacting, our systems or those of our third-party partners could result in the loss, corruption, or unavailability of our or our customers’ data, loss of intellectual property, someone obtaining unauthorized access to, modifying, exfiltrating, or otherwise processing without authorization our customers’ data or our data, or disrupting or obtaining unauthorized access to our Data Platform or other systems. Because a security breach or incident could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches or incidents and implement adequate preventative measures. We incur significant costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes in ongoing efforts to prevent such breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to expend significant capital and other resources to respond to, notify third parties of, and otherwise address the incident or breach and its root cause.
Third parties may also conduct attacks designed to temporarily deny customers access to our Connected Operations Cloud or disrupt or otherwise impede such access or our Applications’ performance. Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks or vulnerabilities impacting our solution. For example, in July 2020, the U.S. Federal Bureau of Investigation issued a private industry notification alerting industry participants to cyber-threats targeted at electronic logging devices (“ELDs”). Any actual or perceived security breach or incident affecting our Data Platform or other aspects of our systems, networks, or operations, such as a denial of service attack or other disruption to our Connected Operations Cloud, affecting data we or our service providers process or maintain, or affecting our customers’ equipment or operations could result in a loss of customer confidence in the security or integrity of our solution and damage to our brand and reputation, reduce the demand for our solution, disrupt our normal business operations, require us to spend material resources to correct the breach or incident and otherwise respond to it, expose us to legal liabilities, including claims and litigation by private parties, regulatory investigations and other proceedings, fines, penalties, and indemnity obligations, and materially and adversely affect our financial condition and results of operations. These risks will increase as we continue to grow the scale and functionality of our Connected Operations Cloud and as we store, transmit, and otherwise process increasingly large amounts of information and data, which may include proprietary, sensitive or confidential data, or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks, or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
In order to provide real-time support to our customers, we have created internal platform controls and system tools that are used by our employees to diagnose and correct customer issues. If our employees were to intentionally abuse these platform controls and system tools, for example, by interfering with or altering our IoT devices or our customers’ connected assets and accessing our customers’ data, or otherwise violate company policies, our customers could be significantly harmed. For example, our employees have historically had broad access to customers’ video footage, and although we have implemented greater access controls over time, such controls may not ensure that our employees’ use of customers’ video footage is in all cases appropriate. Additionally, some of our Applications have features allowing them to control large industrial assets, and any abuse or misuse of these capabilities could cause substantial disruption or damage to our customers. Any abuse or misuse by our employees of our internal platform controls and system tools, even if inadvertent, could result in potential legal liability and reputational damage to both our customers and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform controls and system tools could significantly and adversely harm our business and reputation.
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
Continued adoption of our solution depends in part on the ability of our existing and potential customers to access our solution within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, outages, and other performance problems with our solution and infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, or other security-related incidents. If our solution is unavailable or if our users and customers are unable to access our solution within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. The impact upon our customers may be further heightened by the nature of our solution connecting to their physical infrastructure, which may impede or harm their fleet, equipment, sites, or other physical operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected.
A significant portion of our critical business operations are concentrated in the United States and are supported by third-party hosting facilities located in Oregon. We are a highly automated business, and a disruption or failure of our systems, or of the third-party hosting facilities and other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facilities have experienced outages. The causes for such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, a decision by one of our third-party service providers to close facilities that we use without adequate notice, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.
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
The industries in which we operate are subject to rapid technological change. The introduction of new technologies will continue to have a significant effect on competitive conditions to which we are subject. In order to continue to provide value for our customers, we must offer innovative Applications that allow our customers to track and manage their fleets, equipment, sites, and other connected assets on a timely basis. Certain technologies and industry developments, such as autonomous vehicles with closed software ecosystems, may negatively impact our ability to compete within certain industries. Even if such software ecosystems were not entirely closed to our solution, autonomous vehicles may reduce the overall demand for vehicular Applications that provide safety and compliance functionality. If we are unable to develop new Applications that provide utility to our customers and provide enhancements and new features for our existing Applications that keep pace with rapid technological and regulatory change, our revenues and results of operations could be adversely affected.
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
Our Connected Operations Cloud relies on cellular and GPS networks and any disruption, failure, or increase in costs of these networks could adversely affect the functionality of our solution and impede our profitability and harm our results of operations.
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

If we do not develop IoT devices that are compatible with third-party hardware, software, and infrastructure, including the many evolving wireless industry standards, our ability to introduce and sell new subscriptions to access our Connected Operations Cloud could suffer.
In order to support customers’ adoption of our Connected Operations Cloud, we develop IoT devices that are compatible with a wide variety of hardware, software, and infrastructure. Not only must we ensure our IoT devices are compatible with applications and technologies developed by our partners and vendors, but we must also ensure that our IoT devices can interface with third-party hardware, software, or infrastructure that our customers may choose to adopt. To the extent that a third party were to develop software applications or IoT devices that compete with ours, that provider may choose not to support our solution. In particular, our ability to accurately anticipate evolving wireless technology standards and ensure that our IoT devices comply with these standards in relevant respects is critical to the functionality of our IoT devices. Any failure of our IoT devices to be compatible or comply with the hardware, software, or infrastructure—including wireless communications standards—utilized by our customers could prevent or delay their implementation of our Connected Operations Cloud and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we design our IoT devices, our ability to introduce and sell subscriptions to our Connected Operations Cloud would be harmed.
The competitive position of our Connected Operations Cloud depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful in maintaining and expanding the compatibility of our solutions with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.
The competitive position of our Connected Operations Cloud depends in part on its ability to operate with a wide array of physical sensors and devices—including IoT devices manufactured by us and by third parties, other software and database technologies, and communications, networking, computing, and other infrastructure. As such, we must continuously modify and enhance our Connected Operations Cloud to be compatible with evolving hardware, software, and infrastructure that are used by our current and potential partners, vendors, and customers. In the future, one or more technology companies may choose not to support the interoperation of their hardware, software, or infrastructure with solutions such as ours, or our solutions may not otherwise support the capabilities needed to operate with such hardware, software, or infrastructure. We intend to facilitate the compatibility of our Connected Operations Cloud with a wide variety of hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.
Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties.
We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as channel partners, OEM partners, integration partners, and other strategic technology companies. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests, and there is no assurance that any strategic relationship will achieve our business purposes or that the resources we use to develop the relationship will be cost-effective. Parties with whom we establish strategic relationships also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to our strategic relationships. Further, companies with whom we maintain strategic relationships may de-emphasize their dealings with us or become competitors in the future. We also have limited, if any, control as to other business activities of these parties, and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law, or suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
We may not be able to maintain and expand our business if we are not able to hire, retain, and manage qualified personnel, and in particular, our key personnel.
Our success in the future depends in part on the continued contribution of our executive, technical, engineering, sales, marketing, operations, and administrative personnel, particularly Sanjit Biswas, our Chief Executive Officer and co-founder, and John Bicket, our Chief Technology Officer and co-founder, as well as our ability to attract and retain additional qualified management and employees. Recruiting and retaining skilled personnel in the industries in which we operate, including engineers and other technical staff and skilled sales and marketing personnel, is highly competitive. In addition, the success of any future acquisitions depends in part on our retention and integration of key personnel from the acquired company or business. In response to competition, labor shortages, elevated inflation rates, and other market conditions, we may need to adjust employee cash compensation, which would affect our operating costs and our margins. In addition, we have adjusted and may in the future need to adjust employee equity compensation as a result of these factors, including by issuing retention grants and other additional equity awards, which would affect our outstanding share count, cause dilution to existing shareholders, and affect our results of operations.

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
Further, we rely in part on direct sales employees to sell our products in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team, and corporate infrastructure, as well as exploring further relationships with third-party resellers and channel partners. We intend to continue increasing the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel, including new sales team leaders, will take considerable time to enable new employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain, and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.
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
We believe that our success to date has been driven in large part by our company’s cultural principles of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team. As we mature, we may find it difficult to maintain these important aspects of our culture, especially in a flexible work environment in which we have limited experience operating. It is possible that continued widespread remote or flexible work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.
If we are not able to maintain and enhance our brand, our business, financial condition, and results of operations may be harmed.
We believe that maintaining and enhancing our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe that the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. The successful promotion of our brand depends on a number of factors, including our and our channel partners’ marketing efforts, our ability to continue to develop high-quality solutions, and our ability to successfully differentiate our Applications from those of competitors. In addition, independent industry analysts provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our Connected Operations Cloud in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.

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
Issues and uncertainty in the development, deployment, and use of AI in our solution and by our customers may subject us to liability and may harm our reputation and operating results.
AI is enabled by or integrated into some of our existing solutions and we expect that it will play an increased role in our future offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios may also present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution. For example, the European Commission has proposed a legal framework on AI that is currently going through the European Union (“EU”) legislative process. If the European Parliament adopts this proposal in full or in part, it will introduce a series of legal and technical obligations and potential restrictions on companies’ use of AI.
In addition, our competitors, customers, or other third parties may incorporate AI more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered offerings. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of these technologies. Any challenges in deploying our AI-based technologies, or the ability of our competitors to do so more effectively, may negatively impact our gross margins, impair our ability to compete effectively, result in reputational harm, and have an adverse impact on our operating results.
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
Our Connected Operations Cloud is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when features and Applications are first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, loss of applicable regulatory certifications, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our products because a failure or defect in our solution could have a significant impact on their business or employees, including leading to death, serious bodily injury, or noncompliance with applicable regulations. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use some of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we will be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have often implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update, or our failure to adequately develop and deploy updated technology, may cause performance or security issues or disable certain devices in the field, as has occurred in the past. Such an error could require us to fix or replace such devices and may harm our relationship with the impacted customer or customers.
In addition, any data that we license from third parties for potential use in our solution may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our solution is perceived by our current and potential customers and could materially damage our reputation and brand.
The sale and support of our solution entail the risk of liability claims, which could be substantial in light of the use of our solution in enterprise-wide environments. We may not have adequate contractual protections in place with our customers, users, joint-design manufacturers, third-party vendors, service providers, and partners to protect against costs and liabilities resulting from defects in our products or components therein. Any limitation of liability, warranty disclaimers, or indemnity provisions that may be contained in these agreements may not be enforceable, adequate, or effective, including as a result of existing or future applicable laws or unfavorable judicial decisions, and they may not function to limit our liability or otherwise protect against costs arising from defects or errors, regulatory enforcement, or otherwise.
In addition, our insurance against this liability may not be adequate to cover a potential claim and may be subject to exclusions, including the possibility that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals. The denial of our claims by our insurers or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations, and reputation. Further, there are no assurances that adequate product liability insurance will continue to be available to us in the future on commercially reasonable terms or at all.

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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 12% of our revenue for the three months ended April 29, 2023. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
Our current and future international business and operations involve a variety of risks, including:
•challenges in recruiting, training and retaining qualified employees, particularly in new markets where we have not historically operated;
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

•new, evolving, potentially inconsistent, and often more stringent regulations relating to privacy, data protection and data security and the unauthorized use of, or access to, commercial, biometric, and/or personal information, particularly in Europe;
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
•increased travel, real estate, infrastructure, legal, and compliance costs associated with international operations;
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
•exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”), U.S. domestic bribery laws, the UK Bribery Act of 2010, and similar laws and regulations in other jurisdictions;
•burdens of complying with U.S. and non-U.S. export control laws and regulations, including Export Administration Regulations (“EAR”);
•burdens of complying with laws and regulations related to taxation; and
•regulations, adverse tax burdens, and foreign exchange controls that could make it difficult to repatriate earnings and cash.
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
Our success is tied to our ability to identify and protect our proprietary technology, methodologies, know-how, and branding. We rely on a combination of trademarks, copyrights, patents, trade secrets and other intellectual property laws, contractual restrictions, and technical organizational security and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights, including our efforts to date in building out our patent portfolio, may be limited or inadequate. For instance, we will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights, or unauthorized or unlawful use of our software, technology, or intellectual property rights. We also cannot guarantee that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be unobstructed by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments. Further, the laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.
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
Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned, or lapse. In addition, there can be no assurance that our patent applications will result in issued patents. Even if we continue to seek patent protection in the future, we may be unable to obtain further patent protection for our technology. There can also be no assurance that our patents or application will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.
In addition, given the costs, effort, risks, and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business. Further, any patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.
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
Companies in the software and technology industries, including some of our current and potential competitors, own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Furthermore, patent holding companies, non-practicing entities, and other patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. Third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We have received notices and been subject to litigation (and we may be subject to litigation in the future) that claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to IoT devices and the enterprise software market. These and other possible disagreements could lead to delays in the research, development, or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.
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
We may be found to have incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. For example, certain kinds of open source licenses may require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. If these requirements are found to apply to our products and we fail to comply with them, we may be subject to certain requirements, including requirements that we offer additional portions of our solutions for no cost, that we make available additional source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses.
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, or required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. In any of these events, we, our customers, and our channel partners could be required to seek licenses from third parties in order to continue offering our products, to re-engineer our products, or to discontinue the sale of our products in the event re-engineering cannot be accomplished on a timely basis. We, our customers, and our channel partners may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solutions on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction.
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
Our agreements with customers, channel partners, and other third parties have in some cases included indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us to property or persons, or other liabilities relating to or arising from our solution or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Pursuant to certain agreements, we do not have a cap on our liability, and any payments under such agreements would harm our business, financial condition, and results of operations. Although we normally contractually limit our liability with respect to some of these indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer or channel partner with respect to such obligations could have adverse effects on our relationship with that customer or channel partner and other existing customers, new customers, and channel partners and harm our business and results of operations.

We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our solution should we not be able to continue or obtain a commercially reasonable license to such technology.
Our Connected Operations Cloud relies on software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these solutions or to seek new licenses for existing or new Applications. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of contractual commitments, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights, the inability to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs or delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our solutions, and it may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the use by our solution of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our solution from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.
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
Our products are subject to a wide variety of laws and regulations in the United States and other jurisdictions, and may become subject to additional laws and regulations, and we devote considerable resources to the analysis of their applicability to our products and their compliance with applicable laws and regulations. Failure to comply with applicable laws and regulations could require us to incur significant compliance, research and development, and other costs, penalties, and fines; adversely impact our business reputation and customer relationships; and otherwise adversely affect or make impossible our ability to produce, market, and sell the affected products or our other products. The United States and other countries have enacted regulations related to ELDs and hours of service (“HOS”) or similar requirements, and some of our customers use our products to comply with such regulations. Failure to comply ourselves, to enable such compliance by our customers, or to obtain and maintain any required certifications would prevent current and potential customers from using the applicable products for such compliance purposes and would have an adverse impact on our ability to sell such products, our business reputation, and our customer relationships. For example, in the United States, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and similar regulations in other countries in which they are used. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell our products will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, from time to time, we have received and expect to continue to receive inquiries from FMCSA relating to our self-certified ELD Application in the United States. These inquiries could put our self-certification of our ELD Application at risk or require changes to our ELD functionality that could make our ELD Application less desirable to existing and potential customers. Further, as another example, on January 1, 2023, Canada began enforcement of its ELD technical standard, mandating that motor carriers and drivers subject to HOS requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body. We have obtained certification for three of our ELD models in Canada. However, failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD Application for compliance purposes in Canada and could negatively impact the reputation and goodwill of our ELD offering in the United States. Furthermore, our products may transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other federal and state agencies.

In addition, our Connected Operations Cloud may become subject to independent industry standards or similar customer requirements. The implementation of unfavorable regulations, industry standards, or similar customer requirements, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of the affected products to become impractical, or otherwise adversely affect our ability to produce, market, and sell subscriptions to our solution. The adoption of new industry standards or similar customer requirements applicable to our products may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards or requirements, which could materially and adversely affect our ability to generate revenues through the sale of our products.
Reductions in regulation of our customers’ physical operations may adversely impact demand for certain of our solutions by reducing the necessity for, or desirability of, our solutions.
Regulatory compliance and reporting are driven by legislation, regulatory requirements, and related guidance, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. With respect to our Applications that are used for customers’ compliance purposes, changes in underlying regulations may reduce or eliminate our customers’ continued demand for Applications that address those regulations. For example, in the United States, fleet operators face numerous complex regulatory requirements, including electronic logging requirements; compliance, safety, and accountability driver safety scoring; limitations on HOS; compliance and fuel tax reporting; among others. If these regulatory requirements were reduced or eliminated, our Applications for the fleet use case would have reduced utility to our customers. Accordingly, the reduction in regulation of markets addressed by our Applications could materially and adversely affect our business, financial condition, and results of operations.
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
•claims for damages by our customers, partners, or other third parties;
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
We receive, collect, store, process, transfer, and use personal information and other data relating to users of our solution, our employees and contractors, and other persons. For example, one of our Applications collects video of the worksites of our customers, and certain of our Applications collect and store facial recognition data, which is subject to heightened sensitivity and regulation. An example of that heightened sensitivity is the May 18, 2023 U.S. Federal Trade Commission (“FTC”) policy statement regarding biometric information, which identifies numerous risks the FTC considers key, outlines relevant practices the FTC plans to scrutinize, and affirms the FTC’s commitment to addressing deceptive and unfair practices involving the collection and use of biometric information. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including facial recognition data and other personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent across jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection, and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the approval, authorization, agreement, and/or consent of users or other data subjects for the collection, use, retention, or disclosure of such data must be obtained or complied with, could increase our costs and require us to modify our Applications, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new Applications and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data subject to the GDPR from the European Economic Area (“EEA”) to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses (“SCCs”) approved by the European Commission; however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. In the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs that are required to be implemented. Further, the United Kingdom has enacted legislation that substantially implements the GDPR and provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted new data transfer mechanisms (namely, the UK International Data Transfer Agreement and the UK international data transfer addendum to the SCCs) addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented. While the EU has deemed the United Kingdom to be an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland, and the United Kingdom and may experience hesitancy, reluctance, or refusal by customers to use our products due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland, and the United Kingdom regarding international data transfers and data protection obligations imposed on them. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).
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
Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. A new privacy law, California Privacy Rights Act of 2020 (“CPRA”), was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023, with enforcement delayed until July 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Illinois, Connecticut, Texas, Washington, Virginia, Colorado, Utah, Tennessee, Iowa, and Indiana, have implemented, or are considering implementing, their own versions of privacy legislation. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, CPRA, and other evolving legislation may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Numerous differing state privacy and data security requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because some of our products employ technology that may be perceived as subject to these laws, we and our customers have been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
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
As a government contractor, we must comply with laws, regulations, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling subscriptions to our solution to our government customers. These laws and regulations may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from government contracting with government agencies for a period of time. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could materially and adversely impact our business, results of operations, financial condition, public perception, and growth prospects.
We are required to comply with governmental export control, economic sanctions and import laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, financial condition, and results of operations.
Exports, reexports and certain transfers of our solution, including the underlying technology and source code and products, may be subject to governmental export control and economic sanctions laws and regulations, including those of the United States and EU. Certain of our products, technologies, and services are, and may in the future be, subject to the EAR. U.S. export control laws and regulations and economic sanctions include various restrictions and license requirements, including prohibiting the shipment of certain products, technology, software, and services to countries, governments, and persons embargoed or sanctioned by the U.S. Complying with export control, economic sanctions, and import laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform, products, services, technology, and software from being exported, reexported or transferred in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export privileges.
Additionally, the export control laws and regulations impose licensing, filing, and reporting requirements on encryption and products, technologies, and software that incorporate or use certain encryption. We incorporate encryption technology into certain of our products and our products, software, and technology may require export authorization including by license, a license exception, or other appropriate government authorization for export, reexport, or transfer outside of the United States. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. We cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products and services despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain any required import or export approval for our products, technology, software, services or platform could harm our international sales and adversely affect our results of operations.
Further, if our channel or other partners fail to obtain any appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”). For example, the United States recently imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies and adopted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. Our need to obtain any required export approval for such transactions could adversely affect our operations. Changes in our platform, products, services, technology, and software or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, products, services, technology, and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.

Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our products to meet certain requirements to use environmentally friendly components. For example, the EU has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment, and disposal of equipment placed in the EU market. The Restrictions of Hazardous Substances Directive bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the EU. In the future, various countries, including the United States or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with the manufacture of our IoT devices, we may face regulatory fines, changes to our business practices, and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose whether our products contain conflict minerals as defined under these provisions. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our IoT devices. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting diligence procedures to determine the sources of minerals that may be used in or necessary for the production of our IoT devices and, if applicable, potential changes to IoT devices, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm if we determine that certain of our IoT devices contain minerals not determined to be conflict-free or if we are unable to alter our products, processes, or sources of supply to avoid such materials.
We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors, or other third parties fail to adhere to their compliance obligations under our policies and applicable law.
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
•Our ability to attract, retain, and develop key employees and other qualified personnel;
•Fluctuations in the growth rate of the overall markets that our solution addresses;
•Supply chain, freight, and shipping costs;
•Our ability to effectively manage our growth;
•Fluctuations in the mix of our revenue;
•The payment terms in our customer contracts;
•The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development, and general and administrative resources;
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
•Our timing and success in introducing new features and Applications to the market, including integrations of our solution with additional third-party software, IoT devices, and other connected assets;
•The actions of our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
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
In order to support our growth and respond to business challenges, such as developing new Applications for our Connected Operations Cloud to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our Class A common stock. If we obtain additional funds through debt financing, the terms of such indebtedness may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business and financial condition may be adversely affected.

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
Changes in our subscription or pricing models could adversely affect our business, financial condition, and results of operations.
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
We may also have difficulty determining the appropriate price structure for new Applications. Regardless of the pricing model used, larger customers may demand higher price discounts than have been given in the past, or are given to other customers. As a result, we may be required to reduce our prices, offer shorter contract durations, or offer alternative pricing models. If we do not maintain our prices and gross profits at levels that will allow us to achieve and maintain profitability, our business, financial condition, and results of operations will be harmed.
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
The tax laws applicable to our business, including the laws of the United States and other jurisdictions, are subject to interpretation and certain jurisdictions may aggressively interpret their laws in an effort to raise additional tax revenue. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology, intercompany arrangements, or our revenue recognition policies, which could increase our worldwide effective tax rate and harm our financial position and results of operations. It is possible that tax authorities may disagree with certain positions we have taken, and any adverse outcome of such a review or audit could have a negative effect on our financial position and results of operations. Further, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment by management, and there are transactions where the ultimate tax determination is uncertain. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our condensed consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on corporate stock repurchases by publicly traded companies. This act, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability. Many countries in the EU, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other non-U.S. tax authorities change applicable tax laws, our overall tax liabilities could increase, and our business, financial condition, or results of operations may be adversely impacted.
Our international operations may subject us to potential adverse tax consequences.
We are expanding our international operations to better support our growth into international markets. Our corporate structure and associated transfer pricing policies contemplate future growth in international markets, and consider the functions, risks, and assets of the various entities involved in intercompany transactions. The amount of taxes we pay in different jurisdictions may depend on the application of the tax laws of the various jurisdictions, including the United States, to our international business activities, changes in tax rates, new or revised tax laws or interpretations of existing tax laws and policies, and our ability to operate our business in a manner consistent with our corporate structure and intercompany arrangements. The tax authorities of the jurisdictions in which we operate may challenge our methodologies for pricing intercompany transactions pursuant to our intercompany arrangements or disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a challenge or disagreement were to occur, and our position was not sustained, we could be required to pay additional taxes, interest, and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows, and lower overall profitability of our operations. Our financial statements could fail to reflect adequate reserves to cover such a contingency.
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
We could be required to collect additional sales, use, value added, digital services, or other similar taxes or be subject to other liabilities that may increase the costs our customers would have to pay for our Applications and adversely affect our results of operations.
We collect sales, value added, and other similar taxes in a number of jurisdictions. One or more U.S. states or municipalities, as well as other countries, may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. An increasing number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies, which has previously increased, and may in the future increase, our tax exposure. We previously expanded our registrations and compliance requirements. However, there can be no assurance that tax authorities in jurisdictions where we conduct business will not assert that we are subject to additional taxes or required to collect additional taxes or impose additional taxes in the future. An expansion by a U.S. state or local government, or other country or jurisdiction of sales, use, value added, digital services, or other similar taxes could, among other things, result in additional tax liabilities for us or our customers and/or create additional administrative burdens for us.
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of January 28, 2023, we had U.S. federal net operating loss (“NOL”) carryforwards of $1,364.5 million and U.S. state NOL carryforwards of $1,634.2 million, which may be utilized against future income taxes. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the deductibility of our federal NOL carryforwards generated in taxable years beginning after December 31, 2017 is limited to 80% of taxable income in taxable years beginning after December 31, 2020. Our NOL carryforwards may also be subject to limitations under state law. Limitations imposed by the applicable jurisdictions on our ability to utilize NOL carryforwards, including with respect to the NOL carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOL carryforwards.

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
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Sales of substantial amounts of our Class A common stock in the public markets, or the perception that sales might occur, also could cause the trading price of our Class A common stock to decline and make it more difficult for you to sell shares of our Class A common stock.
Our stock price may be volatile and may decline significantly and rapidly regardless of our operating performance, resulting in substantial losses for investors.
The market price of our Class A common stock may fluctuate significantly in response to numerous factors in addition to the ones described in the preceding risk factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition, results of operations, or key business metrics and non-GAAP financial measures;
•the financial projections we may provide to the public, any changes in these projections, or our failure to meet these projections;
•failure of securities analysts to initiate or maintain coverage of our company, changes in financial estimates or ratings by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, results of operations, or capital commitments;
•changes in stock market valuations and operating performance of other technology companies generally, or those in our industry in particular;
•price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•changes in our Board of Directors, management, or personnel;

•sales of large blocks of our Class A common stock, including sales by our executive officers and directors, as well as sales in connection with our quarterly RSU settlements to cover tax withholding and remittance obligations;
•actual or perceived privacy or security incidents affecting our solution or otherwise affecting us;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations, or government policies applicable to our business or our customers’ businesses;
•changes in the anticipated future size or growth rate of our addressable markets;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock;
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
The stock market experiences extreme price and volume fluctuations from time to time. The market prices of securities of companies, particularly technology companies, have experienced fluctuations that have often been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock is low. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations. In addition, because we award RSUs to our employees as part of their total compensation package, and the value of those RSUs depends directly on our stock price, a sharp or prolonged decline in our stock price may make it more difficult for us to hire and retain our employees or may result in us granting more awards in the aggregate to hire and retain our employees.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our IPO.
Our Class B common stock has 10 votes per share, our Class A common stock, which is the stock we have listed on the New York Stock Exchange, has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B and Class A common stock, holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.

Future transfers by holders of shares of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers permitted by our amended and restated certificate of incorporation, including (i) estate planning or other transfers among our co-founders and their family members, (ii) transfers to a bona fide trust primarily for the benefit of the transferor, such transferor’s family members or a charitable organization, (iii) transfers to an investment retirement account, pension, profit sharing, stock bonus, or other type of plan where dispositive power and voting control with respect to the transferred shares of Class B common stock are retained by or granted solely to the transferor and/or permitted transferees, (iv) transfers to a corporation, partnership, or limited liability company in which the transferor and/or permitted transferees hold dispositive power and voting control, or (v) transfers to charitable organizations, foundations, or similar entities established, directly or indirectly, by a transferor in which the transferor and/or permitted transferees hold dispositive power and voting control. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.
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
The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it would cease to include most newly public companies utilizing dual or multi-class capital structures in its indices, including the Russell 2000. Under the announced policies, our multi-class capital structure likely makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track such indices may not invest in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors, and consultants under our equity incentive plans and issue shares of our Class A common stock under our employee stock purchase plan. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in companies, products, or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our Class A common stock to decline.

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
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, any debt we may incur in the future may restrict our ability to pay dividends. In addition, Delaware law may impose requirements that may restrict our ability to pay dividends to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and place significant strain on our personnel, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have already hired additional employees and have engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our operating expenses.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange.
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
There are provisions in our certificate of incorporation and bylaws that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by our stockholders. Such provisions include:
•our amended and restated certificate of incorporation provides for a multi-class common stock structure, which provides our pre-IPO stockholders, including certain of our executive officers, employees, directors, and their affiliates, with significant influence over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•our amended and restated certificate of incorporation requires approval of the holders of at least two-thirds of the outstanding shares of our Class B common stock voting as a separate class for certain corporate actions including (i) any direct or indirect amendment to the amended and restated certificate of incorporation that is inconsistent with or alters the voting, conversion or other rights, powers, preferences, privileges, or restrictions of the Class B common stock, (ii) reclassification of Class A common stock or Class C common stock into shares having rights as to dividends or liquidation that are senior to that of the Class B common stock, (iii) an increase to the voting power of the Class A common stock or Class C common stock, (iv) authorization or issuance of shares of any class or series of capital stock (other than Class B common stock) having more than one vote per share, and (v) issuance of additional shares of Class B common stock, with certain exceptions;
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
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies, and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with our end-customers, prospective and current employees and others.

Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
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
General Risk Factors
Our business may be materially and adversely impacted by U.S. and global market, political, and economic conditions, including elevated inflation rates.
We generate our revenue from selling subscriptions to our Connected Operations Cloud to industries that depend on physical operations. These industries include transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Given the concentration of our business activities in these industries and their heightened susceptibility to disruption in times of economic uncertainty, we will be particularly exposed to certain economic uncertainty and downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including financial distress caused by recent or potential bank failures, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Ukraine and Russia and geopolitical tensions involving China, elevated inflation rates and the responses by central banking authorities to control such inflation, and the COVID-19 pandemic, among others. Other general business and economic conditions that could affect us and our customers include fluctuations in economic growth, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate.
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
A heightened focus on evolving environmental, social, and governance issues by shareholders, customers, regulators, and other stakeholders may impose additional risks and costs on our business.
Environmental, social, and governance (“ESG”) matters have become an area of heightened focus among our shareholders and other stakeholders, including among customers, employees, regulators, and the general public in the United States and abroad. In particular, companies face evolving rules, regulations, and expectations with respect to their practices, disclosures, and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements and potential ESG-related reporting requirements in the EU. These initiatives and related reporting requirements may present operational, reputational, financial, legal, and other risks, which could have a material impact on us.
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
From time to time, we have been and continue to be subject to litigation, including the lease-related litigation disclosed in Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Where we have applicable insurance, it might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could materially adversely affect our results of operations and cash flows, harm our reputation, or otherwise negatively impact our business.
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
In the event of a natural disaster, including a major earthquake, blizzard, flood, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future results of operations. For example, our main corporate offices are located in California, a state that frequently experiences earthquakes. Additionally, any natural disaster, power outage, connectivity issue, or other event could adversely affect the ability of our remote employees to work. All the aforementioned risks may be further increased if we do not implement an adequate disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
Issuer Purchases of Equity Securities
None.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

10.11*+	Employment letter between the registrant and Andy McCall.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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

SAMSARA INC.

Date: June 6, 2023	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: June 6, 2023	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)