Form 10-Q
period 2023-07-29
Samsara Inc.
filed 2023-09-05
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of August 29, 2023, there were 179,290,763 shares of the registrant’s Class A common stock, 355,661,294 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our investor relations website, our corporate website (www.samsara.com), and our corporate blog (www.samsara.com/blog) in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. Except as expressly set forth in this Quarterly Report on Form 10-Q, the contents of our websites are not incorporated by reference into, or otherwise to be regarded as part of, this report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
•We have a history of losses and may not be able to achieve our profitability targets in the future.
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
•If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure or safe, our reputation may be harmed, and our business could be materially and adversely affected.
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
Risks Related to Government Regulation
•Federal and other governments and independent standards organizations have implemented and may implement in the future significant regulations or standards that could adversely affect our ability to produce, market, or sell subscriptions to our solution.
•Reductions in regulation of our customers’ physical operations may adversely impact demand for our solution by reducing the necessity for, or desirability of, certain of our Applications.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	July 29, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$196,037	$200,670
Short-term investments	528,766	489,192
Accounts receivable, net	115,422	122,867
Inventories	21,767	40,571
Connected device costs, current	94,061	82,046
Prepaid expenses and other current assets	21,902	22,189
Total current assets	977,955	957,535
Restricted cash	24,086	23,096
Long-term investments	109,723	113,101
Property and equipment, net	58,405	59,278
Operating lease right-of-use assets	92,683	112,624
Connected device costs, non-current	210,500	194,852
Deferred commissions	153,244	140,166
Other assets, non-current	16,036	16,356
Total assets	$1,642,632	$1,617,008
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$34,675	$30,144
Accrued expenses and other current liabilities	49,508	53,824
Accrued compensation and benefits	29,869	36,030
Deferred revenue, current	348,820	300,113
Operating lease liabilities, current	16,469	22,047
Total current liabilities	479,341	442,158
Deferred revenue, non-current	128,217	126,452
Operating lease liabilities, non-current	89,424	100,873
Other liabilities, non-current	9,283	9,506
Total liabilities	706,265	678,989
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of July 29, 2023 and January 28, 2023; zero shares issued and outstanding as of July 29, 2023 and January 28, 2023	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of July 29, 2023 and January 28, 2023; 176,254,788 and 132,111,095 shares issued and outstanding as of July 29, 2023 and January 28, 2023, respectively	8	7
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of July 29, 2023 and January 28, 2023; 358,662,609 and 392,049,114 shares issued and outstanding as of July 29, 2023 and January 28, 2023, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of July 29, 2023 and January 28, 2023; zero shares issued and outstanding as of July 29, 2023 and January 28, 2023	—	—
Additional paid-in capital	2,233,533	2,107,013
Accumulated other comprehensive loss	(1,001)	(652)
Accumulated deficit	(1,296,196)	(1,168,372)
Total stockholders’ equity	936,367	938,019
Total liabilities and stockholders’ equity	$1,642,632	$1,617,008
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Revenue	$219,257	$153,523	$423,577	$296,168
Cost of revenue	58,866	44,257	116,423	83,875
Gross profit	160,391	109,266	307,154	212,293
Operating expenses
Research and development	63,969	41,847	124,335	82,832
Sales and marketing	117,908	91,842	236,863	179,291
General and administrative	48,268	41,359	91,534	85,101
Lease modification, impairment, and related charges	—	—	—	1,056
Total operating expenses	230,145	175,048	452,732	348,280
Loss from operations	(69,754)	(65,782)	(145,578)	(135,987)
Interest income and other income (expense), net	10,220	1,541	19,115	1,481
Loss before provision for income taxes	(59,534)	(64,241)	(126,463)	(134,506)
Provision for income taxes	434	40	1,361	763
Net loss	$(59,968)	$(64,281)	$(127,824)	$(135,269)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,009	(77)	1,096	101
Unrealized gains (losses) on investments, net of tax	(1,404)	—	(1,445)	—
Other comprehensive income (loss)	605	(77)	(349)	101
Comprehensive loss	$(59,363)	$(64,358)	$(128,173)	$(135,168)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.13)	$(0.24)	$(0.27)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	531,751,683	511,758,439	529,077,540	509,526,709
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended July 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 29, 2023	528,511,394	$30	$2,160,399	$(1,606)	$(1,236,228)	$922,595
Issuance of common stock for vesting of restricted stock units (“RSUs”)	5,130,041	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	1,275,962	—	13,011	—	—	13,011
Stock-based compensation expense	—	—	60,123	—	—	60,123
Other comprehensive income	—	—	—	605	—	605
Net loss	—	—	—	—	(59,968)	(59,968)
Balance at July 29, 2023	534,917,397	$31	$2,233,533	$(1,001)	$(1,296,196)	$936,367

	Three Months Ended July 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 30, 2022	509,023,570	$29	$1,954,243	$82	$(991,938)	$962,416
Issuance of common stock for vesting of RSUs	3,835,453	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	1,507,247	—	10,463	—	—	10,463
Vesting of early exercised stock options	—	—	76	—	—	76
Stock-based compensation expense	—	—	44,541	—	—	44,541
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(64,281)	(64,281)
Balance at July 30, 2022	514,366,270	$29	$2,009,323	$5	$(1,056,219)	$953,138

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended July 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of RSUs	9,245,415	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	1,511,773	—	13,126	—	—	13,126
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	113,369	—	—	113,369
Other comprehensive loss	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(127,824)	(127,824)
Balance at July 29, 2023	534,917,397	$31	$2,233,533	$(1,001)	$(1,296,196)	$936,367

	Six Months Ended July 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 29, 2022	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of RSUs	6,491,755	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	2,398,793	—	10,712	—	—	10,712
Vesting of early exercised stock options	—	—	178	—	—	178
Repurchase of restricted common stock	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	88,469	—	—	88,469
Other comprehensive income	—	—	—	101	—	101
Net loss	—	—	—	—	(135,269)	(135,269)
Balance at July 30, 2022	514,366,270	$29	$2,009,323	$5	$(1,056,219)	$953,138
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 29, 2023	July 30, 2022
Operating activities
Net loss	$(127,824)	$(135,269)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,193	5,005
Stock-based compensation expense	112,604	87,952
Lease modification, impairment, and related charges	—	1,056
Other non-cash adjustments	(8,514)	2,882
Changes in operating assets and liabilities:
Accounts receivable, net	6,767	1,637
Inventories	18,803	(5,988)
Prepaid expenses and other current assets	243	(2,912)
Connected device costs	(27,664)	(36,714)
Deferred commissions	(13,078)	(6,333)
Other assets, non-current	371	70
Accounts payable and other liabilities	(5,249)	(37,218)
Deferred revenue	50,471	40,884
Operating lease right-of-use assets and liabilities, net	4,051	(812)
Net cash provided by (used in) operating activities	18,174	(85,760)
Investing activities
Purchase of property and equipment	(5,503)	(16,930)
Purchases of investments	(374,389)	—
Proceeds from sales of investments	4,474	—
Proceeds from maturities and redemptions of investments	340,878	—
Other investing activities	(50)	—
Net cash used in investing activities	(34,590)	(16,930)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	13,170	10,704
Payment of offering costs	—	(2,208)
Payment of principal on finance leases	(915)	(487)
Net cash provided by financing activities	12,255	8,009
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	518	(396)
Net decrease in cash, cash equivalents, and restricted cash	(3,643)	(95,077)
Cash, cash equivalents, and restricted cash, beginning of period	223,766	944,310
Cash, cash equivalents, and restricted cash, end of period	$220,123	$849,233
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$586	$178
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$135	$7,748
Unpaid offering costs	$—	$324
Vesting of early exercised stock options	$25	$178
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of July 29, 2023 and the results of operations for the three and six months ended July 29, 2023 and July 30, 2022, and cash flows for the six months ended July 29, 2023 and July 30, 2022. The condensed consolidated balance sheet as of January 28, 2023 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended July 29, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—Notwithstanding the addition of policies described below as a result of a recently adopted accounting pronouncement, there were no material changes to the Company’s significant accounting policies during the six months ended July 29, 2023.
Accounts Receivable—Accounts receivable consist of current trade receivables from customers, net of allowance for credit losses. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including customer creditworthiness and the related aging of past-due balances, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. Management evaluates customer accounts periodically, and accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. An allowance for credit losses balance of $6.2 million was recorded as of July 29, 2023. During the three and six months ended July 29, 2023, the Company recorded a charge of $1.2 million and $0.7 million, respectively, to operations and wrote off $1.0 million and $2.0 million, respectively, against the allowance.

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
Recent Accounting Pronouncements Not Yet Adopted—The Company has reviewed recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of July 29, 2023 and January 28, 2023, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of July 29, 2023 and January 28, 2023, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of July 29, 2023 and January 28, 2023 consists of letters of credit secured as collateral on the Company’s office space leases. Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	July 29, 2023	January 28, 2023
Cash and cash equivalents	$196,037	$200,670
Restricted cash	24,086	23,096
Total cash, cash equivalents, and restricted cash	$220,123	$223,766
The following is a summary of the Company’s cash equivalents and available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	July 29, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$6,164	$—	$—	$6,164
Commercial paper	23,130	—	—	23,130
U.S. government and agency securities	2,000	—	—	2,000
Total cash equivalents	$31,294	$—	$—	$31,294

Investments:
Commercial paper	$111,213	$—	$—	$111,213
Corporate notes and bonds	204,958	11	(948)	204,021
U.S. government and agency securities	324,828	9	(1,582)	323,255
Total investments	$640,999	$20	$(2,530)	$638,489

	As of
	January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$5,604	$—	$—	$5,604
Commercial paper	36,337	—	—	36,337
U.S. government and agency securities	12,974	—	(1)	12,973
Total cash equivalents	$54,915	$—	$(1)	$54,914

Investments:
Commercial paper	$182,869	$—	$—	$182,869
Corporate notes and bonds	190,933	57	(437)	190,553
U.S. government and agency securities	229,556	8	(693)	228,871
Total investments	$603,358	$65	$(1,130)	$602,293
The Company included $3.2 million and $2.0 million of accrued interest receivable, net of the allowance for credit losses (if any), in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of July 29, 2023 and January 28, 2023, respectively.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of July 29, 2023 because such potential losses were not material.
As of July 29, 2023, the contractual maturities of the Company’s investments did not exceed 23 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
July 29, 2023
Due within one year	$528,766
Due in one year to two years	109,723
Total	$638,489
There were no material realized gains or losses that were reclassified out of accumulated other comprehensive loss either individually or in the aggregate, during the three and six months ended July 29, 2023. There were no material unrealized gains or losses, either individually or in the aggregate, as of July 29, 2023 and January 28, 2023.
Concentrations of Credit Risk—The Company maintains its investments in marketable debt securities with high-quality financial institutions with investment-grade ratings.
4.    Fair Value Measurements
The Company reports financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. The authoritative guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
The condensed consolidated financial statements as of July 29, 2023 and January 28, 2023 do not include any nonrecurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of July 29, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$141,931	$—	$—	$141,931
Commercial paper	—	23,130	—	23,130
U.S. government and agency securities	—	2,000	—	2,000
Restricted cash—letters of credit	23,036	—	—	23,036
Total cash equivalents and restricted cash	$164,967	$25,130	$—	$190,097

Marketable debt securities:
Commercial paper	$—	$111,213	$—	$111,213
Corporate notes and bonds	—	204,021	—	204,021
U.S. government and agency securities	—	323,255	—	323,255
Total marketable debt securities	$—	$638,489	$—	$638,489

	As of January 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$120,751	$—	$—	$120,751
Commercial paper	—	36,337	—	36,337
U.S. government and agency securities	—	12,973	—	12,973
Restricted cash—letters of credit	23,096	—	—	23,096
Total cash equivalents and restricted cash	$143,847	$49,310	$—	$193,157

Marketable debt securities:
Commercial paper	$—	$182,869	$—	$182,869
Corporate notes and bonds	—	190,553	—	190,553
U.S. government and agency securities	—	228,871	—	228,871
Total marketable debt securities	$—	$602,293	$—	$602,293
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the six months ended July 29, 2023 and July 30, 2022.

5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of July 29, 2023 and January 28, 2023 were $153.2 million and $140.2 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Capitalized commission costs	$22,502	$16,406	$39,489	$30,842
Amortization expense	$12,942	$12,331	$26,411	$24,510
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current, as of July 29, 2023 and January 28, 2023 were $304.6 million and $276.9 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Capitalized connected device costs	$40,655	$35,737	$71,230	$65,770
Amortization expense	$22,698	$15,251	$43,567	$28,972
6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	July 29, 2023	January 28, 2023
Gross property and equipment
Computers and equipment	$1,446	$1,257
Leasehold improvements	50,312	49,727
Furniture and fixtures	20,629	19,740
Internal-use software development costs (1)	27,536	22,422
Total gross property and equipment	99,923	93,146
Accumulated depreciation and amortization (2)	(41,518)	(33,868)
Property and equipment, net	$58,405	$59,278
__________
(1)The Company’s internal-use software development costs included $0.7 million and $1.2 million of stock-based compensation costs for the three and six months ended July 29, 2023, respectively, and $0.3 million and $0.6 million of stock-based compensation costs for the three and six months ended July 30, 2022, respectively. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Capitalized internal-use software development costs	$3,009	$1,161	$5,114	$2,551
Amortization expense	$1,158	$1,004	$2,174	$1,977
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	July 29, 2023	January 28, 2023
Internal-use software development costs, net	$11,227	$8,744

(2)The following table presents the depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Depreciation and amortization expense	$3,709	$2,645	$7,193	$5,005
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
The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease cost	$6,015	$6,324	$12,290	$12,763
Short-term lease cost	382	138	747	315
Sublease income	(184)	(210)	(438)	(387)
Total lease cost	$6,213	$6,252	$12,599	$12,691
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,778	$6,701	$13,427	$13,291
During the six months ended July 29, 2023, the Company recorded no additional operating lease liabilities arising from obtaining right-of-use (“ROU”) assets.

	As of
	July 29, 2023	January 28, 2023
Weighted-average remaining lease term—operating leases (in years)	6.2	6.5
Weighted-average discount rate—operating leases	4.63%	4.53%

Future minimum lease payments included in the measurement of operating lease liabilities as of July 29, 2023 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2024	$13,657
2025	27,115
2026	20,123
2027	14,236
2028	12,596
2029 and thereafter	43,664
Total future minimum lease payments (1)	131,391
Less: imputed interest	(19,105)
Total operating lease liabilities	$112,286
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
On April 12, 2023, the Company settled a lease dispute, which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This amount was recognized primarily as a reduction to the corresponding ROU assets on the Company’s condensed consolidated balance sheet and was also included in “Operating lease liabilities, net” on the Company’s condensed consolidated statement of cash flows. This claim is unrelated to the claim discussed under the caption “Lease-Related Litigation” in Note 9, “Commitments and Contingencies.”
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of July 29, 2023 and January 28, 2023.
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
Revenue consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Subscription revenue	$215,179	$151,704	$414,663	$292,431
Other revenue	4,078	1,819	8,914	3,737
Total revenue	$219,257	$153,523	$423,577	$296,168
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Deferred revenue, beginning of period	$449,943	$329,858	$426,565	$313,686
Deferred revenue, end of period	477,037	354,570	477,037	354,570
Revenue recognized in the period from beginning deferred revenue balance	195,160	144,061	232,793	165,668
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of July 29, 2023, the Company’s RPO was $1,636.7 million, of which the Company expects to recognize revenue of approximately $791.7 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and six months ended July 29, 2023 and July 30, 2022.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of July 29, 2023 and January 28, 2023.
9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of July 29, 2023.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. There were no material contractual obligations that were entered into by the Company during the six months ended July 29, 2023 that were outside of the ordinary course of business.
Letters of Credit—As of July 29, 2023 and January 28, 2023, the Company had $23.0 million and $23.1 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business and has been and may be subject to third-party intellectual property infringement claims.
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of July 29, 2023 were also not material.
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
10.    Equity
As of July 29, 2023, there were 176,254,788, 358,662,609, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 28, 2023, there were 132,111,095, 392,049,114, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of July 29, 2023 and January 28, 2023, as follows:

	As of
	July 29, 2023	January 28, 2023
2015 Equity Incentive Plan:
Options outstanding	6,573,583	6,927,540
RSUs outstanding	10,740,334	15,137,385
2021 Equity Incentive Plan:
RSUs outstanding	35,610,877	25,658,719
Shares available for future grants	67,304,926	55,891,021
2021 Employee Stock Purchase Plan:
Shares available for future issuance	17,560,555	13,471,769
Total shares of common stock reserved for future issuance	137,790,275	117,086,434
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of July 29, 2023 includes 26,208,010 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—A summary of the stock options activity under the 2015 Plan during the six months ended July 29, 2023 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 28, 2023	6,927,540	$4.61	6.4	$63,351
Granted	—	$—
Exercised	(353,957)	$0.53
Forfeited, canceled, or expired	—	$—
Balance as of July 29, 2023	6,573,583	$4.83	6.0	$150,369
Exercisable as of July 29, 2023	5,620,058	$4.37	5.8	$131,184
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $7.0 million and $19.4 million during the six months ended July 29, 2023 and July 30, 2022, respectively.
As of July 29, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $3.8 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.7 years.
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
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the six months ended July 29, 2023 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 28, 2023	40,796,104	$12.20
Granted	17,501,017	$17.45
Vested	(9,245,415)	$12.32
Forfeited	(2,700,495)	$13.18
Balance as of July 29, 2023	46,351,211	$14.10
As of July 29, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $549.1 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of July 29, 2023 includes 5,241,602 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.

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
For the six months ended July 29, 2023 and July 30, 2022, 1,152,816 and 1,109,945 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $13.0 million and $10.3 million, respectively.
As of July 29, 2023, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $6.9 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.5 years.
Employee Stock Purchase Plan Valuation—The Company estimates the fair value of shares to be issued under the 2021 ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates of highly subjective assumptions, which greatly affect fair value. The weighted-average assumptions used to estimate the fair value of shares to be issued under the 2021 ESPP were as follows:

Six Months Ended
	July 29, 2023	July 30, 2022
Expected volatility	66.9% – 72.5%	81.0% – 97.7%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	5.2% – 5.4%	2.3% – 2.9%
Expected dividend yield	—%	—%
Expected volatility—The expected volatility for the six months ended July 29, 2023 was based on the historical volatility of the Company. The expected volatility for the six months ended July 30, 2022 was based on the historical volatility of the Company and similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies.
Expected term (years)—The expected term is approximately 0.5 years for the first purchase period and approximately 1.0 year for the second purchase period.
Risk-free interest rate—The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock-based award.
Expected dividend yield—Because the Company has never paid and has no intention to pay cash dividends on its common stock, the expected dividend yield is zero.

Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Stock options	$775	$1,085	$1,586	$2,224
RSUs	55,674	40,040	105,090	79,351
Employee stock purchase plan	3,207	3,215	5,928	6,377
Total stock-based compensation expense	$59,656	$44,340	$112,604	$87,952
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Cost of revenue	$3,056	$2,541	$5,762	$4,245
Research and development	22,524	13,800	42,855	27,470
Sales and marketing	17,337	14,323	32,579	28,867
General and administrative	16,739	13,676	31,408	27,370
Total stock-based compensation expense	$59,656	$44,340	$112,604	$87,952
11.    Income Taxes
The Company had an effective tax rate of (0.7)% and (0.1)% for the three months ended July 29, 2023 and July 30, 2022, respectively, and (1.1)% and (0.6)% for the six months ended July 29, 2023 and July 30, 2022, respectively. The Company’s provision for income taxes was $0.4 million and immaterial for the three months ended July 29, 2023 and July 30, 2022, respectively, and $1.4 million and $0.8 million for the six months ended July 29, 2023 and July 30, 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of July 29, 2023 and January 28, 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of July 29, 2023, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the six months ended July 29, 2023, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net loss attributable to common stockholders	$(59,968)	$(64,281)	$(127,824)	$(135,269)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	531,751,683	511,758,439	529,077,540	509,526,709
Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.13)	$(0.24)	$(0.27)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Outstanding stock options	6,573,583	7,333,210	6,573,583	7,333,210
RSUs	46,351,211	38,261,800	46,351,211	38,261,800
Employee stock purchase rights under the 2021 ESPP	848,923	3,152	848,923	1,576
Total antidilutive securities	53,773,717	45,598,162	53,773,717	45,596,586
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
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
United States	$192,278	$136,722	$372,919	$264,123
Other (1)	26,979	16,801	50,658	32,044
Total revenue	$219,257	$153,523	$423,577	$296,168
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	July 29, 2023	January 28, 2023
United States	$143,330	$163,193
Other (1)	7,758	8,709
Total long-lived assets, net	$151,088	$171,902
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total long-lived assets, net, for any period presented.
14.    Subsequent Event
In August 2023, the Company executed a sublease for certain office space, resulting in an impairment of the corresponding ROU and fixed assets of $4.8 million. This impairment charge will be recorded in “Lease modification, impairment, and related charges” in the third quarter of fiscal year 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 28, 2023 included in our Annual Report on Form 10-K filed with the SEC on March 21, 2023, and (2) our unaudited condensed consolidated financial statements and the related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our two most recent fiscal years ended on January 28, 2023 and January 29, 2022, and each consisted of 52 weeks. Our fiscal year ending on February 3, 2024 is a 53-week fiscal year, with the fourth quarter consisting of 14 weeks.
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness IoT data to develop actionable business insights and improve their operations.
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
We were founded in 2015 and have achieved significant growth since our inception. For our three months ended July 29, 2023 and July 30, 2022, our revenue was $219.3 million and $153.5 million, respectively, representing year-over-year growth of 43%. Our net loss was $60.0 million and $64.3 million for the three months ended July 29, 2023 and July 30, 2022, respectively. For our six months ended July 29, 2023 and July 30, 2022, our revenue was $423.6 million and $296.2 million, respectively, representing year-over-year growth of 43%. Our net loss was $127.8 million and $135.3 million for the six months ended July 29, 2023 and July 30, 2022, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	July 29, 2023	July 30, 2022
Annual recurring revenue (“ARR”)	$930,016	$662,777
Customers > $100,000 ARR	1,515	989

ARR
We believe that ARR is a key indicator of the trajectory of our business performance, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. We define ARR as the annualized value of subscription contracts that have commenced revenue recognition as of the measurement date. ARR highlights trends that may be less visible from our financial statements due to ratable revenue recognition. ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and is not intended to be combined with or replace it. ARR is not a forecast, and the active contracts at the date used in calculating ARR may or may not be extended or renewed.
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
Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, and employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.
As our customers expand and increase the use of our Connected Operations Cloud driven by additional IoT devices and Applications, we expect our cost of revenue as a percentage of revenue to remain relatively flat from year to year but may also vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
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
Results of Operations
Comparison of the Three and Six Months Ended July 29, 2023 and July 30, 2022
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
Revenue	$219,257	$153,523	$65,734	43%	$423,577	$296,168	$127,409	43%
Revenue increased by $65.7 million and $127.4 million, or 43% and 43%, for the three and six months ended July 29, 2023, respectively, compared to the three and six months ended July 30, 2022, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional applications, by existing customers.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
Cost of revenue	$58,866	$44,257	$14,609	33%	$116,423	$83,875	$32,548	39%
Gross profit	$160,391	$109,266			$307,154	$212,293
Gross margin	73%	71%			73%	72%
Cost of revenue increased by $14.6 million, or 33%, for the three months ended July 29, 2023 compared to the three months ended July 30, 2022, primarily due to $7.4 million of increased amortization of deferred IoT device costs, $3.0 million of increased direct labor costs, $1.9 million of increased infrastructure costs associated with our product offerings, and $1.8 million of increased warranty costs. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Our gross margin increased to 73% for the three months ended July 29, 2023 compared to 71% for the three months ended July 30, 2022, mainly due to operational efficiencies in infrastructure costs.
Cost of revenue increased by $32.5 million, or 39%, for the six months ended July 29, 2023 compared to the six months ended July 30, 2022, primarily due to $14.9 million of increased amortization of deferred IoT device costs, $9.0 million of increased direct labor costs, $3.5 million of increased infrastructure costs associated with our product offerings, and $3.4 million of increased warranty costs. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Our gross margin increased to 73% for the six months ended July 29, 2023 compared to 72% for the six months ended July 30, 2022, mainly due to operational efficiencies in infrastructure costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
Research and development	$63,969	$41,847	$22,122	53%	$124,335	$82,832	$41,503	50%
Percentage of revenue	29%	27%			29%	28%
Research and development expense increased by $22.1 million, or 53%, for the three months ended July 29, 2023 compared to the three months ended July 30, 2022, primarily due to a $18.8 million increase in employee-related costs, which included a $10.1 million increase in salaries and benefits and related employer taxes driven primarily by increased headcount to support our research and development organization and an $8.7 million increase in stock-based compensation expense as more equity awards were granted during the first half of fiscal year 2024 when compared to the prior corresponding period primarily due to increased headcount. Our increase in research and development expense was also driven by a $2.2 million increase in IT-related charges, software subscriptions, and rent, and a $0.7 million increase in expenses relating to professional services.
Research and development expense increased by $41.5 million, or 50%, for the six months ended July 29, 2023 compared to the six months ended July 30, 2022, primarily due to a $35.3 million increase in employee-related costs, which included a $19.9 million increase in salaries and benefits and related employer taxes driven primarily by increased headcount to support our research and development organization and a $15.4 million increase in stock-based compensation expense as more equity awards were granted during the first half of fiscal year 2024 when compared to the prior corresponding period primarily due to increased headcount. Our increase in research and development expense was also driven by a $4.2 million increase in IT-related charges, rent, and software subscriptions, and a $1.3 million increase in expenses relating to professional services. These increases in research and development expense were partially offset by a $1.0 million decrease in third-party cloud infrastructure costs.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
Sales and marketing	$117,908	$91,842	$26,066	28%	$236,863	$179,291	$57,572	32%
Percentage of revenue	54%	60%			56%	61%
Sales and marketing expense increased by $26.1 million, or 28%, for the three months ended July 29, 2023 compared to the three months ended July 30, 2022, primarily due to a $15.9 million increase in employee-related costs, which included a $12.6 million increase in salaries and benefits and related employer taxes primarily driven by increased headcount to support our sales organization and a $3.0 million increase in stock-based compensation expense as more equity awards were granted during the first half of fiscal year 2024 when compared to the prior corresponding period primarily due to increased headcount. Our increase in sales and marketing expense was also driven by a $4.3 million increase in IT-related charges, rent, and software subscriptions, a $2.3 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, and a $1.9 million increase in expenses relating to lead generation initiatives.
Sales and marketing expense increased by $57.6 million, or 32%, for the six months ended July 29, 2023 compared to the six months ended July 30, 2022, primarily due to a $36.0 million increase in employee-related costs, which included a $30.8 million increase in salaries and benefits and related employer taxes primarily driven by increased headcount to support our sales organization, a $3.7 million increase in stock-based compensation expense as more equity awards were granted during the first half of fiscal year 2024 when compared to the prior corresponding period primarily due to increased headcount, and a $1.5 million increase in sales commissions. Our increase in sales and marketing expense was also driven by a $9.7 million increase in IT-related charges, rent, and software subscriptions, a $5.6 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, and a $3.1 million increase in expenses relating to lead generation initiatives.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
General and administrative	$48,268	$41,359	$6,909	17%	$91,534	$85,101	$6,433	8%
Percentage of revenue	22%	27%			22%	29%
General and administrative expense increased by $6.9 million, or 17%, for the three months ended July 29, 2023 compared to the three months ended July 30, 2022, primarily due to a $9.8 million increase in employee-related costs, which included a $6.8 million increase in salaries and benefits and related employer taxes primarily driven by increased headcount to support the growth of our finance, accounting, human resources, and legal functions, and a $3.1 million increase in stock-based compensation expense as more equity awards were granted during the first half of fiscal year 2024 when compared to the prior corresponding period primarily due to increased headcount. Our increase in general and administrative expense was also driven by a $1.7 million increase in expenses relating to legal fees and professional services. The increases in general and administrative expense were partially offset by a $5.0 million decrease in IT-related charges and rent.
General and administrative expense increased by $6.4 million, or 8%, for the six months ended July 29, 2023 compared to the six months ended July 30, 2022, primarily due to a $17.4 million increase in employee-related costs, which included a $13.4 million increase in salaries and benefits and related employer taxes primarily driven by increased headcount to support the growth of our finance, accounting, human resources, and legal functions, and a $4.0 million increase in stock-based compensation expense as more equity awards were granted during the first half of fiscal year 2024 when compared to the prior corresponding period primarily due to increased headcount. Our increase in general and administrative expense was also driven by a $1.9 million increase in expenses relating to professional services and legal fees. The increases in general and administrative expense were partially offset by a $11.3 million decrease in IT-related charges and rent, and a $2.3 million decrease in bad debt expense.

Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
Lease modification, impairment, and related charges	$—	$—	$—	*	$—	$1,056	$(1,056)	(100%)
__________
*Not meaningful
Lease modification, impairment, and related charges decreased by $1.1 million, or 100%, for the six months ended July 29, 2023 compared to the six months ended July 30, 2022.
In the first quarter of fiscal year 2023, we executed a sublease for certain office space which resulted in a $1.1 million impairment to the related right-of-use asset which we recognized in lease modification, impairment, and related charges for the six months ended July 30, 2022. We did not incur any lease modification, impairment, and related charges in the three and six months ended July 29, 2023 and three months ended July 30, 2022.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
Interest income and other income (expense), net	$10,220	$1,541	$8,679	*	$19,115	$1,481	$17,634	*
__________
*Not meaningful
Interest income and other income (expense), net, increased by $8.7 million and $17.6 million for the three and six months ended July 29, 2023, respectively, compared to the three and six months ended July 30, 2022. The increase was primarily due to net accretion of discounts and interest income earned on our managed portfolio of marketable debt securities, a higher yield on interest-bearing cash balances in the three and six months ended July 29, 2023, and favorable movements in foreign currencies.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	July 29, 2023	July 30, 2022	Amount	%	July 29, 2023	July 30, 2022	Amount	%
Provision for income taxes	$434	$40	$394	*	$1,361	$763	$598	78%
Effective tax rate	(0.7%)	(0.1%)			(1.1%)	(0.6%)
__________
*Not meaningful
The provision for income taxes increased by $0.4 million and $0.6 million for the three and six months ended July 29, 2023, respectively, compared to the three and six months ended July 30, 2022, primarily driven by the growth of our international operations.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	July 29, 2023	July 30, 2022
Non-GAAP gross profit	$163,683	$111,864
Non-GAAP gross margin	75%	73%
Non-GAAP loss from operations	$(5,904)	$(20,225)
Non-GAAP operating margin	(3)%	(13)%
Non-GAAP net income (loss)	$3,882	$(18,724)

	Six Months Ended
	July 29, 2023	July 30, 2022
Free cash flow	$12,671	$(102,690)
Free cash flow margin	3%	(35)%
Limitations and Reconciliations of Non-GAAP Financial Measures
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as substitutes for financial information presented under GAAP. There are a number of limitations related to the use of non-GAAP financial measures versus comparable financial measures determined under GAAP. For example, other companies in our industry may calculate these non-GAAP financial measures differently or may use other measures to evaluate their performance. In addition, free cash flow does not reflect our future contractual commitments or the total increase or decrease of our cash balance for a given period. These and other limitations could reduce the usefulness of these non-GAAP financial measures as analytical tools. Investors are encouraged to review the related GAAP financial measures and the reconciliations of these non-GAAP financial measures to their most directly comparable GAAP financial measures and to not rely on any single financial measure to evaluate our business.
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

	Three Months Ended
	July 29, 2023	July 30, 2022
Gross profit	$160,391	$109,266
Add:
Stock-based compensation expense-related charges (1)	3,292	2,598
Non-GAAP gross profit	$163,683	$111,864
GAAP gross margin	73%	71%
Non-GAAP gross margin	75%	73%
__________
(1)Stock-based compensation expense-related charges included approximately $0.2 million and $0.1 million of employer taxes on employee equity transactions for the three months ended July 29, 2023 and July 30, 2022, respectively.

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

	Three Months Ended
	July 29, 2023	July 30, 2022
Loss from operations	$(69,754)	$(65,782)
Add:
Stock-based compensation expense-related charges (1)	63,850	45,557
Lease modification, impairment, and related charges	—	—
Non-GAAP loss from operations	$(5,904)	$(20,225)
GAAP operating margin	(32)%	(43)%
Non-GAAP operating margin	(3)%	(13)%
__________
(1)Stock-based compensation expense-related charges included approximately $4.2 million and $1.2 million of employer taxes on employee equity transactions for the three months ended July 29, 2023 and July 30, 2022, respectively.
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as net loss excluding the effect of stock-based compensation expense-related charges, including employer taxes on employee equity transactions, and lease modification, impairment, and related charges. We use non-GAAP net income (loss) in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income (loss) to our GAAP net loss for the periods presented (in thousands, except percentages):

	Three Months Ended
	July 29, 2023	July 30, 2022
Net loss	$(59,968)	$(64,281)
Add:
Stock-based compensation expense-related charges, net of applicable taxes	63,850	45,557
Lease modification, impairment, and related charges, net of applicable taxes	—	—
Non-GAAP net income (loss)	$3,882	$(18,724)

Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by (used in) operating activities reduced by cash used for purchases of property and equipment. Free cash flow margin is calculated as free cash flow as a percentage of total revenue. We believe that free cash flow and free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of free cash flow to net cash provided by (used in) operating activities for the periods presented (in thousands, except percentages):

	Six Months Ended
	July 29, 2023	July 30, 2022
Net cash provided by (used in) operating activities	$18,174	$(85,760)
Purchase of property and equipment	(5,503)	(16,930)
Free cash flow (1)	$12,671	$(102,690)
Net cash provided by (used in) operating activities margin	4%	(29)%
Free cash flow margin (1)	3%	(35)%
Net cash used in investing activities	$(34,590)	$(16,930)
Net cash provided by financing activities	$12,255	$8,009
__________
(1)Includes net cash paid (received) for non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances (in thousands):

	Six Months Ended
	July 29, 2023	July 30, 2022
Purchase of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$(10,179)	$13,565
(2)In April 2023, we settled a lease dispute which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This claim is unrelated to the claim discussed under the caption “Lease-Related Litigation” in Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,296.2 million as of July 29, 2023. While we achieved positive free cash flow beginning in the first quarter of fiscal year 2024, we intend to continue making investments in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of July 29, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $834.5 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include personnel-related costs, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, and funding other working capital requirements.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended
	July 29, 2023	July 30, 2022
Net cash provided by (used in) operating activities	$18,174	$(85,760)
Net cash used in investing activities	$(34,590)	$(16,930)
Net cash provided by financing activities	$12,255	$8,009
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
Cash provided by (used in) operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, net accretion of discounts on marketable debt securities, non-cash operating lease costs, depreciation and amortization of property and equipment, lease modification, impairment, and related charges, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $18.2 million for the six months ended July 29, 2023. This consisted of a net loss of $127.8 million, adjusted for non-cash charges of $111.3 million, and changes in our operating assets and liabilities of $34.7 million. The non-cash charges were primarily comprised of stock-based compensation expense of $112.6 million and depreciation and amortization of $7.2 million, partially offset by net accretion of discounts on marketable debt securities of $8.6 million. Changes in our operating assets and liabilities during the six months ended July 29, 2023 reflect increases in deferred revenue due to the growth of our business, lower inventories due to operating efficiencies in our order fulfillment processes, and higher cash collections from customers, partially offset by higher connected device costs and higher deferred commissions during the six months ended July 29, 2023.
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
Investing Activities
Cash used in investing activities was $34.6 million for the six months ended July 29, 2023, which primarily consisted of $374.4 million of purchases of investments and $5.5 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $340.9 million of proceeds from maturities and redemptions of investments and $4.5 million of proceeds from sales of investments.
Cash used in investing activities was $16.9 million for the six months ended July 30, 2022, which primarily consisted of capital expenditures for additional office facilities.
Financing Activities
Cash provided by financing activities was $12.3 million for the six months ended July 29, 2023, which primarily consisted of $13.2 million of proceeds from purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $0.9 million in payments of principal on finance leases.

Cash provided by financing activities was $8.0 million for the six months ended July 30, 2022, which primarily consisted of $10.7 million of proceeds from purchases under the 2021 ESPP and exercises of stock options, partially offset by $2.2 million in payments of offering costs.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of July 29, 2023. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting policies and estimates during the six months ended July 29, 2023.
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
Interest Rate Risk
As of July 29, 2023, we had $834.5 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $24.1 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $3.8 million in the market value of our cash equivalents, and short-term and long-term investments as of July 29, 2023.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended July 29, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have a history of losses and may not be able to achieve our profitability targets in the future.
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses in future quarters. We incurred net losses of $127.8 million and $135.3 million for our six months ended July 29, 2023 and July 30, 2022, respectively. As a result, we had an accumulated deficit of $1,296.2 million and $1,168.4 million as of July 29, 2023 and January 28, 2023, respectively. We anticipate that our operating expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, or we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving our profitability targets, which would cause our business, financial condition, and results of operations to suffer.

Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the second quarter of fiscal year 2024, we recognized stock-based compensation expense of $55.7 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $549.1 million as of July 29, 2023, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve our profitability targets.
We face risks associated with the growth of our business in new use cases.
Historically, most of our revenue has been derived from sales relating to our Applications for use in connection with customers’ fleets. In recent periods, we have increased our focus on Applications for use in connection with customers’ equipment and sites. We have expanded and plan to continue to expand the use cases of our solution, including those where we may have limited operating experience, and may be subject to increased business, technology, and economic risks that could affect our financial results. Entering new use cases and expanding in the use cases in which we are already operating with new Applications will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. To the extent we expand into and within new use cases that are heavily regulated, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While our strategy of building Applications for use in connection with customers’ fleets has proven successful in the past, it is uncertain that we will achieve the same penetration and organic growth with respect to Applications for customers’ sites and equipment or any other use cases that we pursue. Any failure to do so may harm our reputation, business, financial condition, and results of operations.
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
To maintain or improve our results of operations, it is important that our customers renew their subscriptions to our Connected Operations Cloud when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for a subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew their subscriptions for a similar contract period, on the same payment terms, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us, and it is difficult to accurately predict long-term customer retention. Customers may choose not to renew their subscriptions for many reasons, including the belief that our solution is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending in response to macroeconomic or other factors, our discontinuation of a desired application or loss of applicable regulatory certifications, a dissatisfaction with their overall customer experience, or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions that affect our customer base, the dissolution of their business or business unit utilizing our solution, or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.
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
It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Customers with substantial or complex organizations may choose to deploy our solution in large increments on a periodic basis. Accordingly, customers may purchase subscriptions for significant dollar amounts on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict the timing or cost of these sales and deployment cycles. Variations in the sales cycles among our customers based on the size and complexity of their operations, as well as the possibility that customers may purchase new subscriptions sporadically with short lead times, may adversely impact our ability to anticipate the timing and amount of revenue and contract value from new customers.
In particular, part of our strategy is to target sales to larger customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles (which typically last several months and, in some cases, have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment terms, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers often require considerable time to evaluate and test our solution prior to purchasing a subscription. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use case, the specific deployment plan of each customer, the complexity of the customer’s organization, and the difficulty of such deployment, as well as whether a sale is made directly by us or through resellers or other partners. Moreover, large customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, sales to large customers and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.
Our ability to achieve customer renewals and increase sales of subscriptions to our solution is dependent on the quality of our customer outcomes team, and our failure to offer high quality support would have an adverse effect on our business, reputation, and results of operations.
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
Additionally, it can take several months to recruit, hire, and train qualified engineering-level customer support employees. We may not be able to hire such employees fast enough to keep up with demand, particularly if the sales of subscriptions to our solution exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate customer support employees, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our solution, will be adversely affected. Our failure to provide and maintain high-quality support services would have an adverse effect on our business, reputation, and results of operations.

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
Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as outbreaks of the COVID-19 pandemic) and resulting lockdowns, geopolitical disputes (such as ongoing conflicts between China and other countries), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our joint design manufacturers and suppliers have a large presence in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing and supply partners’ operations in Taiwan and secondary locations in Asia. Although we have extended our supply orders to the latest quoted lead times and have made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
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
Our third-party manufacturers and suppliers procure components for our IoT devices based on our forecasts, and we generally do not hold significant inventory for extended periods of time. These forecasts are based on estimates of future demand for our solution, which can be adjusted based on historical trends and analysis and for overall market conditions, and we cannot guarantee the accuracy of our forecasts. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and nonreturnable.

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
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the six months ended July 29, 2023, we increased our operating expenses to $452.7 million as compared to $348.3 million for the six months ended July 30, 2022. We expect to continue making significant expenditures on sales, hiring and marketing efforts, and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to improve long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business, and we expect to continue making significant expenditures in pursuit of these initiatives. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
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
We have experienced and expect to continue to experience rapid growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources and systems. In addition, we operate globally and sell subscriptions to our solution to customers in many countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources, systems, and operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance, accounting and general business processes, and systems and controls, as well as our IT and security infrastructure. We must also attract, develop, and retain a significant number of qualified personnel without undermining our culture of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team that has been central to our growth. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our Connected Operations Cloud may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.

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

If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure or safe, our reputation may be harmed, and our business could be materially and adversely affected.
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
Third parties may also conduct attacks designed to temporarily deny customers access to our Connected Operations Cloud or disrupt or otherwise impede such access or our Applications’ performance. Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks or vulnerabilities impacting our solution. For example, in July 2020, the U.S. Federal Bureau of Investigation issued a private industry notification alerting industry participants to cyber-threats targeted at electronic logging devices (“ELDs”). Compromise of our IoT devices could pose a health and safety hazard to the extent that a malicious actor exploits a vulnerability that allows for control of or interference with the operation of our customers’equipment. Any actual or perceived security breach or incident affecting our Data Platform or other aspects of our systems, networks, or operations, such as a denial of service attack or other disruption to our Connected Operations Cloud, affecting data we or our service providers process or maintain, or affecting our customers’ equipment or operations could result in a loss of customer confidence in the security, integrity, or safety of our solution and damage to our brand and reputation, reduce the demand for our solution, disrupt our normal business operations, require us to spend material resources to correct the breach or incident and otherwise respond to it, expose us to legal liabilities, including claims and litigation by private parties, regulatory investigations and other proceedings, fines, penalties, and indemnity obligations, and materially and adversely affect our financial condition and results of operations. These risks will increase as we continue to grow the scale and functionality of our Connected Operations Cloud and as we store, transmit, and otherwise process increasingly large amounts of information and data, which may include proprietary, sensitive or confidential data, or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks, or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.

Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
In order to provide real-time support to our customers, we have created internal platform controls and system tools that are used by our employees to diagnose and correct customer issues. If our employees were to intentionally abuse these platform controls and system tools, for example, by interfering with or altering our IoT devices or our customers’ connected assets and accessing our customers’ data, or otherwise violate company policies, our customers could be significantly harmed. For example, our employees have historically had broad access to customers’ video footage, and although we have implemented greater access controls over time, such controls may not ensure that our employees’ use of customers’ video footage is in all cases appropriate. Additionally, some of our Applications have features allowing them to control large industrial assets, interact with the data port of commercial motor vehicles (“CMVs”), and immobilize CMVs through their ignition line; any abuse or misuse of these capabilities could cause substantial disruption or damage to our customers. Any abuse or misuse by our employees of our internal platform controls and system tools, even if inadvertent, could result in potential legal liability and reputational damage to both our customers and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform controls and system tools could significantly and adversely harm our business and reputation.
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
Additionally, increases in the fees charged by cellular carriers for data transmission, changes to the conditions by which our cellular carriers provide service on their or their partners’ networks, or changes in the cellular networks themselves, such as a cellular carrier discontinuing support of the network currently used by our or our customers’ IoT devices, could increase our costs and impact our profitability. Mobile carriers regularly discontinue radio frequency technologies as they become obsolete. If we are unable to design our solution into new technologies, our business, financial condition, and results of operations could be harmed.

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
The competitive position of our Connected Operations Cloud depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful in maintaining and expanding the compatibility of our solution with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.
The competitive position of our Connected Operations Cloud depends in part on its ability to operate with a wide array of physical sensors and devices—including IoT devices manufactured by us and by third parties, other software and database technologies, and communications, networking, computing, and other infrastructure. As such, we must continuously modify and enhance our Connected Operations Cloud to be compatible with evolving hardware, software, and infrastructure that are used by our current and potential partners, vendors, and customers. In the future, one or more technology companies may choose not to support the interoperation of their hardware, software, or infrastructure with solutions such as ours, or our solution may not otherwise support the capabilities needed to operate with such hardware, software, or infrastructure. We intend to facilitate the compatibility of our Connected Operations Cloud with a wide variety of hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.
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
Further, we rely in part on direct sales employees to sell subscriptions to our solution in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team, and corporate infrastructure, as well as exploring further relationships with third-party resellers and channel partners. We intend to continue increasing the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel, including new sales team leaders, will take considerable time to enable new employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain, and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.
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
AI is enabled by or integrated into some of our existing solutions and we expect that it will play an increased role in our future offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Our, or our vendors’, use of generative AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information and could lead to new potential cyberattack methods for third parties. Some AI scenarios may also present ethical issues. Though our business practices are designed to mitigate many of these risks, if we enable or offer AI solutions that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution. For example, the European Union Artificial Intelligence Act (“EU AI Act”) is currently in the final negotiation stage of the legislative process. The EU AI Act is likely to introduce a series of legal and technical obligations and potential restrictions on companies’ use and development of AI. Under the proposed EU AI Act, potential fines could reach up to the greater of €30 million and 6% of global annual turnover.
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
Our subscription agreements typically contain service-level commitments, and our agreements with larger customers may carry higher service-level commitments than those provided to customers generally. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our solution and, as such, our service-level commitments will increase if more customers choose higher tier subscriptions. Any service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Cloud could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
Our Connected Operations Cloud is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when features and Applications are first introduced, or not perform as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, loss of applicable regulatory certifications, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our solution because a failure or defect in our solution could have a significant impact on their business or employees, including leading to death, serious bodily injury, or noncompliance with applicable regulations. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use some of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we will be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have often implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update, or our failure to adequately develop and deploy updated technology, may cause performance or security issues or disable certain devices in the field, as has occurred in the past. Such an error could require us to fix or replace such devices and may harm our relationship with the impacted customer or customers.
In addition, any data that we license from third parties for potential use in our solution may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our solution is perceived by our current and potential customers and could materially damage our reputation and brand.
The sale and support of our solution entail the risk of liability claims, which could be substantial in light of the use of our solution in enterprise-wide environments. We may not have adequate contractual protections in place with our customers, users, joint-design manufacturers, third-party vendors, service providers, and partners to protect against costs and liabilities resulting from defects in our solution or components therein. Any limitation of liability, warranty disclaimers, or indemnity provisions that may be contained in these agreements may not be enforceable, adequate, or effective, including as a result of existing or future applicable laws or unfavorable judicial decisions, and they may not function to limit our liability or otherwise protect against costs arising from defects or errors, regulatory enforcement, or otherwise.
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
Our solution is often operated in large scale, distributed IT environments, including across a wide array of IoT devices and connected assets. Implementing our solution in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of cloud-based platforms such as ours. On occasion, some of our customers and partners have encountered challenges in implementing our solution, leading them to require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. If our solution is not implemented, used, or updated appropriately, then inadequate performance, exposure of customer data and/or security vulnerabilities can result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation or use of, or failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction, negative publicity and litigation, which may adversely affect our reputation and brand. Failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers and decreased subscriptions by new customers, which would adversely affect our business and growth prospects.
We may be subject to product liability, warranty and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
We are subject to the risk of product liability and warranty claims if our Connected Operations Cloud and our IoT devices actually or allegedly fail to perform as expected or result, or are alleged to result, in bodily injury and/or property damage. Certain technologies incorporated in our IoT devices, such as lithium batteries, in-cab audio alerts, and immobilizing technologies, may increase the risk profile of such devices. While we maintain what we believe to be reasonable insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, we generally provide our customers a hardware warranty for the entire term of their subscription to our Connected Operations Cloud. If any of our IoT devices are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such devices or customer claims against us. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our solution, or a refund of customer expenses, could exceed our historical experience and have a material adverse effect on our business, financial condition, and results of operations.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 12% of our revenue for the six months ended July 29, 2023. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•the need to adapt and localize our solution and go-to-market practices for specific countries;
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
•COVID-19 or any other pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our solution, or a decrease in our ability to import, export, or sell subscriptions to our solution and services to existing or new customers in international markets;
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
In addition, despite our precautions, it may be possible for unauthorized third parties to copy our solution, use information that we regard as proprietary to create offerings that compete with ours, or infringe upon or misappropriate our intellectual property. There is also no guarantee that third parties will abide by the terms of our agreements or that we will be able to adequately enforce our contractual rights. We may also be unable to prevent third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights, thereby impeding our ability to build brand identity and possibly leading to potential confusion in the market and damage to our reputation and business.
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
To protect our trade secrets, confidential information and distribution of our proprietary information, we generally enter into confidentiality, non-compete, proprietary, and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. No assurance can be given that these agreements will be effective in controlling access to trade secrets, confidential information and distribution of our proprietary information, especially in certain U.S. states and countries that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solution. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.

In order to protect our intellectual property rights and proprietary technology, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our intellectual property rights and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solution, impair the functionality of our solution, delay introductions of new products, result in our substituting inferior or more costly technologies into our solution, or injure our brand and reputation.
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
We may be found to have incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies and procedures. For example, certain kinds of open source licenses may require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. If these requirements are found to apply to our products and we fail to comply with them, we may be subject to certain requirements, including requirements that we offer additional portions of our solution for no cost, that we make available additional source code for modifications or derivative works we create based upon, incorporating or using the open source software, and that we license such modifications or derivative works under the terms of applicable open source licenses.
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, or required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. In any of these events, we, our customers, and our channel partners could be required to seek licenses from third parties in order to continue offering our solution, to re-engineer our solution, or to discontinue the sale of subscriptions to our solution in the event re-engineering cannot be accomplished on a timely basis. We, our customers, and our channel partners may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solution on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction.
Some open source projects provided on an “as-is” basis have known vulnerabilities and architectural instabilities which, if used in our solution and not properly addressed, could negatively affect the security or performance of our solution. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solution, could result in customer dissatisfaction, and may adversely affect our business, financial condition, and results of operations.
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
Our Connected Operations Cloud relies on software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these solutions or to seek new licenses for existing or new Applications. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of contractual commitments, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights, the inability to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs or delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our solution, and it may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the use by our solution of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our solution from products of our competitors and could inhibit our ability to provide the current level of service to existing customers.
Changes in or the loss of third-party licenses could lead to our solution becoming inoperable or the performance of our solution being materially reduced, resulting in the potential need to incur additional research and development costs to ensure continued performance of our solution or a material increase in the costs of licensing, and we may experience decreased demand for our solution.
Risks Related to Government Regulation
Federal and other governments and independent standards organizations have implemented and may implement in the future significant regulations or standards that could adversely affect our ability to produce, market, or sell subscriptions to our solution.
Our solution is subject to a wide variety of laws and regulations in the United States and other jurisdictions, and may become subject to additional laws and regulations, and we devote considerable resources to the analysis of their applicability to our solution and its compliance with applicable laws and regulations. Failure to comply with applicable laws and regulations could require us to incur significant compliance, research and development, and other costs, penalties, and fines; adversely impact our business reputation and customer relationships; and otherwise adversely affect or make impossible our ability to produce, market, and sell subscriptions to our solution. The United States and other countries have enacted regulations related to ELDs and hours of service (“HOS”) or similar requirements, and some of our customers use our solution to comply with such regulations. Failure to comply ourselves, to enable such compliance by our customers, or to obtain and maintain any required certifications would prevent current and potential customers from using our solution for such compliance purposes and would have an adverse impact on our ability to sell subscriptions to our solution, our business reputation, and our customer relationships. For example, in the United States, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and similar regulations in other countries in which they are used. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell subscriptions to our solution will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, from time to time, we have received and expect to continue to receive inquiries from FMCSA relating to our self-certified ELD Application in the United States. These inquiries could put our self-certification of our ELD Application at risk or require changes to our ELD functionality that could make our ELD Application less desirable to existing and potential customers. Further, as another example, on January 1, 2023, Canada began enforcement of its ELD technical standard, mandating that motor carriers and drivers subject to HOS requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body. We have obtained certification for three of our ELD models in Canada. However, failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD Application for compliance purposes in Canada and could negatively impact the reputation and goodwill of our ELD offering in the United States. Furthermore, our solution may transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other federal and state agencies.

In addition, our Connected Operations Cloud may become subject to independent industry standards or similar customer requirements. The implementation of unfavorable regulations, industry standards, or similar customer requirements, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of our solution to become impractical, or otherwise adversely affect our ability to produce, market, and sell subscriptions to our solution. The adoption of new industry standards or similar customer requirements applicable to our solution may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards or requirements, which could materially and adversely affect our ability to generate revenues through the sale of subscriptions to our solution.
Reductions in regulation of our customers’ physical operations may adversely impact demand for our solution by reducing the necessity for, or desirability of, certain of our Applications.
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
We receive, collect, store, process, transfer, and use personal information and other data relating to users of our solution, our employees and contractors, and other persons. For example, one of our Applications collects video of the worksites of our customers, and certain of our Applications collect and store facial recognition data, which is subject to heightened sensitivity and regulation. An example of that heightened sensitivity is the May 18, 2023 U.S. Federal Trade Commission (“FTC”) policy statement regarding biometric information, which identifies numerous risks the FTC considers key, outlines relevant practices the FTC plans to scrutinize, and affirms the FTC’s commitment to addressing deceptive and unfair practices involving the collection and use of biometric information. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including biometric information and other personal information. We are subject to numerous federal, state, local, and international laws, directives, and regulations regarding privacy, data protection, and data security and the collection, storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent across jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection, and data security. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security to the extent possible. However, the regulatory framework for privacy, data protection and data security worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the approval, authorization, agreement, and/or consent of users or other data subjects for the collection, use, retention, or disclosure of such data must be obtained or complied with, could increase our costs and require us to modify our Applications, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new Applications and features.
We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The European Union (“EU”) adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data subject to the GDPR from the European Economic Area (“EEA”) to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of standard contractual clauses (“SCCs”) approved by the European Commission; however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. For example, in the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs that are required to be implemented. The EU subsequently adopted an adequacy decision that also covers transfers of personal data to the United States under an alternative mechanism called the EU-U.S. Data Privacy Framework. There is no guarantee that this framework will survive any legal challenges and therefore, in light of this uncertainty, we will need to continue monitoring and taking appropriate steps to mitigate the impact on us with respect to the transfers of relevant personal data outside of the EU. Further, the United Kingdom has enacted legislation that substantially implements the GDPR and provides for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted new data transfer mechanisms (namely, the UK International Data Transfer Agreement and the UK international data transfer addendum to the SCCs) addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented. While the EU has deemed the United Kingdom to be an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some countries also are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

In light of these and other developments relating to cross-border data transfer, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the EEA, Switzerland, and the United Kingdom and may experience hesitancy, reluctance, or refusal by customers to use our solution due to the potential risk exposure to such customers as a result of sentiment in the EEA, Switzerland, and the United Kingdom regarding international data transfers and data protection obligations imposed on them. Failure to comply with the GDPR could result in penalties for noncompliance (including possible fines of up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).
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
Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. A new privacy law, California Privacy Rights Act of 2020 (“CPRA”), was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023, with enforcement delayed until March 29, 2024. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states, such as Colorado, Connecticut, Illinois, Indiana, Iowa, Montana, Tennessee, Texas, Utah, Virginia, and Washington, have implemented, or are considering implementing, their own versions of privacy legislation. The U.S. federal government also is contemplating federal privacy legislation. The CCPA, CPRA, and other evolving legislation may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Numerous differing state privacy and data security requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because our solution employs technology that may be perceived as subject to these laws, we and our customers have been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Despite our efforts, we may not be able to obtain the requisite certifications or otherwise meet particular requirements to sell to certain government entities, and government certification or other requirements for products like ours may change, thereby restricting our ability to sell to the U.S. federal government, state and local governments, education entities, or non-U.S. government sectors until we have attained the appropriate certification or otherwise met their particular requirements. Government demand and payment for our solution may be affected by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solution. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our solution.
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
Exports, reexports and certain transfers of our solution, including the underlying technology and source code and products, may be subject to governmental export control and economic sanctions laws and regulations, including those of the United States and EU. Certain of our products, technologies, and services are, and may in the future be, subject to the EAR. U.S. export control laws and regulations and economic sanctions include various restrictions and license requirements, including prohibiting the shipment of certain products, technology, software, and services to countries, governments, and persons embargoed or sanctioned by the United States. Complying with export control, economic sanctions, and import laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform, solution, services, technology, and software from being exported, reexported or transferred in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export privileges.
Additionally, the export control laws and regulations impose licensing, filing, and reporting requirements on encryption and products, technologies, and software that incorporate or use certain encryption. We incorporate encryption technology into certain of our products and our products, software, and technology may require export authorization including by license, a license exception, or other appropriate government authorization for export, reexport, or transfer outside of the United States. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solution or could limit our customers’ ability to implement our solution in those countries. We cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our solution and services despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain any required import or export approval for our solution, technology, software, services, or platform could harm our international sales and adversely affect our results of operations.

Further, if our channel or other partners fail to obtain any appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”). For example, the United States recently imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies and adopted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. Our need to obtain any required export approval for such transactions could adversely affect our operations. Changes in our platform, solution, services, technology, and software or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, solution, services, technology, and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.
Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production and marketing of products in certain states and countries may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our solution to meet certain requirements to use environmentally friendly components. For example, the EU has issued two directives relating to chemical substances in electronic products. The Waste Electrical and Electronic Equipment Directive makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment, and disposal of equipment placed in the EU market. The Restrictions of Hazardous Substances Directive bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the EU. In the future, various countries, including the United States or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with the manufacture of our IoT devices, we may face regulatory fines, changes to our business practices, and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
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
We recognize revenue from customers ratably over the term of their subscriptions, which typically range from three to five years. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in certain of our financial performance measures until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the contract with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts. We may not attain sufficient revenue to maintain positive cash flow from operations or achieve our profitability targets.
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
•The length of a specific fiscal period; and
•Other risk factors described in this Quarterly Report on Form 10-Q.
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
In order to support our growth and respond to business challenges, such as developing new Applications for our Connected Operations Cloud to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our Class A common stock. If we obtain additional funds through debt financing, the terms of such indebtedness may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business and financial condition may be adversely affected.
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
We may also have difficulty determining the appropriate price structure for new Applications. Regardless of the pricing model used, larger customers may demand higher price discounts than have been given in the past, or are given to other customers. As a result, we may be required to reduce our prices, offer shorter contract durations, or offer alternative pricing models. If we do not maintain our prices and gross profits at levels that will allow us to achieve our profitability targets, our business, financial condition, and results of operations will be harmed.

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
We collect sales, value added, and other similar taxes in a number of jurisdictions. One or more U.S. states or municipalities, as well as other countries, may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. A number of U.S. states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state companies, which has previously increased, and may in the future increase, our tax exposure. We previously expanded our registrations and compliance requirements. However, there can be no assurance that tax authorities in jurisdictions where we conduct business will not assert that we are subject to additional taxes or required to collect additional taxes or impose additional taxes in the future. An expansion by a U.S. state or local government, or other country or jurisdiction of sales, use, value added, digital services, or other similar taxes could, among other things, result in additional tax liabilities for us or our customers and/or create additional administrative burdens for us.

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
Environmental, social, and governance (“ESG”) matters have become an area of heightened focus among our shareholders and other stakeholders, including among customers, employees, regulators, and the general public in the United States and abroad. In particular, companies face evolving rules, regulations, and expectations with respect to their practices, disclosures, and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements and the EU’s adopted ESG-related reporting requirements. These initiatives and related reporting requirements may present operational, reputational, financial, legal, and other risks, which could have a material impact on us.

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
Natural disasters or other catastrophic events, including pandemics such as the COVID-19 pandemic, may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, financial condition, and results of operations. For example, as a result of COVID-19 and the resulting economic conditions, we have experienced an increase in the average length of sales cycles to onboard new customers, delays in new projects and purchasing decisions, and requests by some customers for contract renegotiations or extension of payment obligations, all of which have adversely affected, and could materially and adversely impact, our business, financial condition, and results of operations in future periods. In addition, COVID-19 has disrupted the operations of our customers and technology partners, including as a result of supply chain constraints or uncertainty in the financial markets, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, leading to an economic downturn, which could adversely affect demand for our solution, has led to some of our customers going through bankruptcy proceedings, has adversely affected our ability to collect payments from our customers and could harm our business and results of operations. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our customers and partners or the economy as a whole.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarterly period ended July 29, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

10.12*	Consulting Agreement between the registrant and Andy McCall, effective as of July 30, 2023.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

SAMSARA INC.

Date: September 5, 2023	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: September 5, 2023	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)