Form 10-Q
period 2023-10-28
Samsara Inc.
filed 2023-12-05
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of November 28, 2023, there were 188,900,633 shares of the registrant’s Class A common stock, 351,295,184 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
•our expectations regarding the effects of the Russia-Ukraine conflict, geopolitical tensions involving China, conflict in Israel and Gaza, the emergence of pandemics and epidemics, and similar macroeconomic events, including financial distress caused by bank failures, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and monetary policy changes, on our and our customers’ and partners’ respective businesses;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, levels of activity or growth, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 21, 2023, as supplemented by our subsequent Quarterly Reports on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	October 28, 2023	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$208,099	$200,670
Short-term investments	451,659	489,192
Accounts receivable, net	115,199	122,867
Inventories	27,103	40,571
Connected device costs, current	99,230	82,046
Prepaid expenses and other current assets	39,593	22,189
Total current assets	940,883	957,535
Restricted cash	21,683	23,096
Long-term investments	189,414	113,101
Property and equipment, net	56,635	59,278
Operating lease right-of-use assets	85,491	112,624
Connected device costs, non-current	214,665	194,852
Deferred commissions	161,463	140,166
Other assets, non-current	16,140	16,356
Total assets	$1,686,374	$1,617,008
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$38,263	$30,144
Accrued expenses and other current liabilities	51,930	53,824
Accrued compensation and benefits	28,360	36,030
Deferred revenue, current	367,401	300,113
Operating lease liabilities, current	20,529	22,047
Total current liabilities	506,483	442,158
Deferred revenue, non-current	136,320	126,452
Operating lease liabilities, non-current	83,342	100,873
Other liabilities, non-current	9,298	9,506
Total liabilities	735,443	678,989
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of October 28, 2023 and January 28, 2023; zero shares issued and outstanding as of October 28, 2023 and January 28, 2023	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of October 28, 2023 and January 28, 2023; 188,713,215 and 132,111,095 shares issued and outstanding as of October 28, 2023 and January 28, 2023, respectively	9	7
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of October 28, 2023 and January 28, 2023; 351,455,602 and 392,049,114 shares issued and outstanding as of October 28, 2023 and January 28, 2023, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of October 28, 2023 and January 28, 2023; zero shares issued and outstanding as of October 28, 2023 and January 28, 2023	—	—
Additional paid-in capital	2,294,065	2,107,013
Accumulated other comprehensive loss	(1,439)	(652)
Accumulated deficit	(1,341,727)	(1,168,372)
Total stockholders’ equity	950,931	938,019
Total liabilities and stockholders’ equity	$1,686,374	$1,617,008
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Revenue	$237,534	$169,800	$661,111	$465,968
Cost of revenue	61,585	47,253	178,008	131,128
Gross profit	175,949	122,547	483,103	334,840
Operating expenses
Research and development	60,820	49,970	185,155	132,802
Sales and marketing	116,780	94,056	353,643	273,347
General and administrative	48,354	41,997	139,888	127,098
Lease modification, impairment, and related charges	4,762	—	4,762	1,056
Total operating expenses	230,716	186,023	683,448	534,303
Loss from operations	(54,767)	(63,476)	(200,345)	(199,463)
Interest income and other income (expense), net	9,378	5,613	28,493	7,094
Loss before provision for income taxes	(45,389)	(57,863)	(171,852)	(192,369)
Provision for income taxes	142	692	1,503	1,455
Net loss	$(45,531)	$(58,555)	$(173,355)	$(193,824)
Other comprehensive loss:
Foreign currency translation adjustments	(820)	315	276	416
Unrealized gains (losses) on investments, net of tax	382	(1,304)	(1,063)	(1,304)
Other comprehensive loss	(438)	(989)	(787)	(888)
Comprehensive loss	$(45,969)	$(59,544)	$(174,142)	$(194,712)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.11)	$(0.33)	$(0.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	537,464,892	516,551,258	531,873,324	511,867,718
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended October 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 29, 2023	534,917,397	$31	$2,233,533	$(1,001)	$(1,296,196)	$936,367
Issuance of common stock for vesting of restricted stock units (“RSUs”)	5,063,177	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	188,243	—	265	—	—	265
Stock-based compensation expense	—	—	60,267	—	—	60,267
Other comprehensive loss	—	—	—	(438)	—	(438)
Net loss	—	—	—	—	(45,531)	(45,531)
Balance at October 28, 2023	540,168,817	$32	$2,294,065	$(1,439)	$(1,341,727)	$950,931

	Three Months Ended October 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 30, 2022	514,366,270	$29	$2,009,323	$5	$(1,056,219)	$953,138
Issuance of common stock for vesting of RSUs	4,219,328	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	287,445	—	165	—	—	165
Vesting of early exercised stock options	—	—	75	—	—	75
Stock-based compensation expense	—	—	45,918	—	—	45,918
Other comprehensive loss	—	—	—	(989)	—	(989)
Net loss	—	—	—	—	(58,555)	(58,555)
Balance at October 29, 2022	518,873,043	$30	$2,055,481	$(984)	$(1,114,774)	$939,753

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended October 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of RSUs	14,308,592	2	—	—	—	2
Issuance of common stock in connection with equity compensation plans	1,700,016	—	13,391	—	—	13,391
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	173,636	—	—	173,636
Other comprehensive loss	—	—	—	(787)	—	(787)
Net loss	—	—	—	—	(173,355)	(173,355)
Balance at October 28, 2023	540,168,817	$32	$2,294,065	$(1,439)	$(1,341,727)	$950,931

	Nine Months Ended October 29, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 29, 2022	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of RSUs	10,711,083	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	2,686,238	—	10,877	—	—	10,877
Vesting of early exercised stock options	—	—	253	—	—	253
Repurchase of restricted common stock	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	134,387	—	—	134,387
Other comprehensive loss	—	—	—	(888)	—	(888)
Net loss	—	—	—	—	(193,824)	(193,824)
Balance at October 29, 2022	518,873,043	$30	$2,055,481	$(984)	$(1,114,774)	$939,753
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Operating activities
Net loss	$(173,355)	$(193,824)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,839	8,350
Stock-based compensation expense	172,395	133,490
Lease modification, impairment, and related charges	4,762	1,056
Other non-cash adjustments	(10,681)	3,336
Changes in operating assets and liabilities:
Accounts receivable, net	3,824	(13,297)
Inventories	13,467	(11,434)
Prepaid expenses and other current assets	(17,448)	(5,300)
Connected device costs	(36,997)	(58,993)
Deferred commissions	(21,297)	(10,455)
Other assets, non-current	267	(1,520)
Accounts payable and other liabilities	(206)	(9,398)
Deferred revenue	77,155	60,557
Operating lease right-of-use assets and liabilities, net	7,338	(1,216)
Net cash provided by (used in) operating activities	30,063	(98,648)
Investing activities
Purchase of property and equipment	(8,858)	(27,237)
Purchases of investments	(541,401)	(355,730)
Proceeds from sales of investments	6,174	—
Proceeds from maturities and redemptions of investments	508,093	—
Other investing activities	(50)	432
Net cash used in investing activities	(36,042)	(382,535)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	13,435	10,868
Payment of offering costs	—	(2,532)
Payment of principal on finance leases	(1,416)	(856)
Net cash provided by financing activities	12,019	7,480
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(24)	(471)
Net increase (decrease) in cash, cash equivalents, and restricted cash	6,016	(474,174)
Cash, cash equivalents, and restricted cash, beginning of period	223,766	944,310
Cash, cash equivalents, and restricted cash, end of period	$229,782	$470,136
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$1,533	$315
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$109	$1,081
Stock option exercises in transit	$—	$1
Vesting of early exercised stock options	$25	$253
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of October 28, 2023 and the results of operations for the three and nine months ended October 28, 2023 and October 29, 2022, and cash flows for the nine months ended October 28, 2023 and October 29, 2022. The condensed consolidated balance sheet as of January 28, 2023 was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended October 28, 2023 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—Notwithstanding the addition of policies described below as a result of a recently adopted accounting pronouncement, there were no material changes to the Company’s significant accounting policies during the nine months ended October 28, 2023.
Accounts Receivable—Accounts receivable consist of current trade receivables from customers, net of allowance for credit losses. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including customer creditworthiness and the related aging of past-due balances, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. Management evaluates customer accounts periodically, and accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. An allowance for credit losses balance of $6.7 million was recorded as of October 28, 2023. During the three and nine months ended October 28, 2023, the Company recorded a charge of $3.2 million and $3.8 million, respectively, to operations and wrote off $2.7 million and $4.7 million, respectively, against the allowance.

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
Recently Adopted Accounting Pronouncement—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with further clarifications made in subsequent amendments. This standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For trade receivables and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale marketable debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance is effective for the Company for its fiscal year beginning January 29, 2023 and interim periods within that fiscal year. The Company adopted this guidance effective January 29, 2023 and the adoption did not result in a material impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted—In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of incremental segment information on an annual and interim basis. This guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of October 28, 2023 and January 28, 2023, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of October 28, 2023 and January 28, 2023, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of October 28, 2023 and January 28, 2023 consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	October 28, 2023	January 28, 2023
Cash and cash equivalents	$208,099	$200,670
Restricted cash	21,683	23,096
Total cash, cash equivalents, and restricted cash	$229,782	$223,766

The following is a summary of the Company’s cash equivalents and available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	October 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$8,804	$—	$—	$8,804
Commercial paper	23,245	—	—	23,245
U.S. government and agency securities	3,998	1	—	3,999
Total cash equivalents	$36,047	$1	$—	$36,048

Investments:
Commercial paper	$55,344	$—	$—	$55,344
Corporate notes and bonds	286,807	30	(1,036)	285,801
U.S. government and agency securities	301,050	4	(1,126)	299,928
Total investments	$643,201	$34	$(2,162)	$641,073

	As of
	January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash equivalents:
Money market funds	$5,604	$—	$—	$5,604
Commercial paper	36,337	—	—	36,337
U.S. government and agency securities	12,974	—	(1)	12,973
Total cash equivalents	$54,915	$—	$(1)	$54,914

Investments:
Commercial paper	$182,869	$—	$—	$182,869
Corporate notes and bonds	190,933	57	(437)	190,553
U.S. government and agency securities	229,556	8	(693)	228,871
Total investments	$603,358	$65	$(1,130)	$602,293
The Company included $4.3 million and $2.0 million of accrued interest receivable, net of the allowance for credit losses (if any), in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of October 28, 2023 and January 28, 2023, respectively.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of October 28, 2023 because such potential losses were not material.
As of October 28, 2023, the contractual maturities of the Company’s investments did not exceed 24 months. The estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
October 28, 2023
Due within one year	$451,659
Due in one year to two years	189,414
Total	$641,073

There were no material realized gains or losses that were reclassified out of accumulated other comprehensive loss either individually or in the aggregate, during the three and nine months ended October 28, 2023 and October 29, 2022. There were no material unrealized gains or losses, either individually or in the aggregate, as of October 28, 2023 and January 28, 2023.
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
The condensed consolidated financial statements as of October 28, 2023 and January 28, 2023 do not include any nonrecurring fair value measurements relating to assets or liabilities.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of October 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$120,412	$—	$—	$120,412
Commercial paper	—	23,245	—	23,245
U.S. government and agency securities	—	3,998	—	3,998
Restricted cash—letters of credit	20,439	—	—	20,439
Total cash equivalents and restricted cash	$140,851	$27,243	$—	$168,094

Marketable debt securities:
Commercial paper	$—	$55,344	$—	$55,344
Corporate notes and bonds	—	285,801	—	285,801
U.S. government and agency securities	—	299,928	—	299,928
Total marketable debt securities	$—	$641,073	$—	$641,073

	As of January 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$120,751	$—	$—	$120,751
Commercial paper	—	36,337	—	36,337
U.S. government and agency securities	—	12,973	—	12,973
Restricted cash—letters of credit	23,096	—	—	23,096
Total cash equivalents and restricted cash	$143,847	$49,310	$—	$193,157

Marketable debt securities:
Commercial paper	$—	$182,869	$—	$182,869
Corporate notes and bonds	—	190,553	—	190,553
U.S. government and agency securities	—	228,871	—	228,871
Total marketable debt securities	$—	$602,293	$—	$602,293
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the nine months ended October 28, 2023 and October 29, 2022.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of October 28, 2023 and January 28, 2023 were $161.5 million and $140.2 million, respectively.

The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Capitalized commission costs	$20,075	$16,599	$59,564	$47,442
Amortization expense	$11,856	$12,477	$38,267	$36,987
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current, as of October 28, 2023 and January 28, 2023 were $313.9 million and $276.9 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Capitalized connected device costs	$34,276	$39,244	$105,506	$105,014
Amortization expense	$24,942	$17,048	$68,509	$46,020
6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	October 28, 2023	January 28, 2023
Gross property and equipment
Computers and equipment	$1,563	$1,257
Leasehold improvements	50,476	49,727
Furniture and fixtures	21,112	19,740
Internal-use software development costs (1)	30,846	22,422
Total gross property and equipment	103,997	93,146
Accumulated depreciation and amortization (2)	(47,362)	(33,868)
Property and equipment, net	$56,635	$59,278
__________
(1)The Company’s internal-use software development costs included $0.8 million and $2.0 million of stock-based compensation costs for the three and nine months ended October 28, 2023, respectively, and $0.5 million and $1.1 million of stock-based compensation costs for the three and nine months ended October 29, 2022, respectively. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Capitalized internal-use software development costs	$3,310	$2,003	$8,424	$4,554
Amortization expense	$1,192	$934	$3,366	$2,911
Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	October 28, 2023	January 28, 2023
Internal-use software development costs, net	$13,021	$8,744
(2)The following table presents the depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Depreciation and amortization expense	$3,646	$3,345	$10,839	$8,350

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
The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease cost	$5,788	$6,333	$18,078	$19,096
Short-term lease cost	371	172	1,119	486
Sublease income	(345)	(195)	(783)	(581)
Total lease cost	$5,814	$6,310	$18,414	$19,001
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,788	$6,725	$20,215	$20,017
During the nine months ended October 28, 2023, the Company recorded no additional operating lease liabilities arising from obtaining right-of-use (“ROU”) assets.

	As of
	October 28, 2023	January 28, 2023
Weighted-average remaining lease term—operating leases (in years)	6.0	6.5
Weighted-average discount rate—operating leases	4.68%	4.53%
Future minimum lease payments included in the measurement of operating lease liabilities as of October 28, 2023 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2024	$6,806
2025	26,959
2026	20,019
2027	14,236
2028	12,596
2029 and thereafter	43,652
Total future minimum lease payments (1)	124,268
Less: imputed interest	(17,871)
Total operating lease liabilities	$106,397
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

In August 2023, the Company executed a sublease for certain office space, which resulted in an impairment of the corresponding ROU and fixed assets of $4.8 million. This impairment charge was recorded in “Lease modification, impairment, and related charges” for the three and nine months ended October 28, 2023.
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of October 28, 2023 and January 28, 2023.
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
Revenue consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Subscription revenue	$232,857	$166,555	$647,520	$457,083
Other revenue	4,677	3,245	13,591	8,885
Total revenue	$237,534	$169,800	$661,111	$465,968
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Deferred revenue, beginning of period	$477,037	$354,570	$426,565	$313,686
Deferred revenue, end of period	503,721	374,243	503,721	374,243
Revenue recognized in the period from beginning deferred revenue balance	213,383	156,716	271,518	188,197
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of October 28, 2023, the Company’s RPO was $1,763.6 million, of which the Company expects to recognize revenue of approximately $846.6 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and nine months ended October 28, 2023 and October 29, 2022.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of October 28, 2023 and January 28, 2023.
9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of October 28, 2023.

Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. There were no material contractual obligations that were entered into by the Company during the nine months ended October 28, 2023 that were outside of the ordinary course of business.
Letters of Credit—As of October 28, 2023 and January 28, 2023, the Company had $20.4 million and $23.1 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business and has been and may be subject to third-party intellectual property infringement claims.
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of October 28, 2023 were also not material.
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
10.    Equity
As of October 28, 2023, there were 188,713,215, 351,455,602, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 28, 2023, there were 132,111,095, 392,049,114, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.

The Company had reserved shares of common stock for future issuance as of October 28, 2023 and January 28, 2023, as follows:

	As of
	October 28, 2023	January 28, 2023
2015 Equity Incentive Plan:
Options outstanding	6,385,340	6,927,540
RSUs outstanding	8,592,585	15,137,385
2021 Equity Incentive Plan:
RSUs outstanding	32,286,795	25,658,719
Shares available for future grants	67,713,580	55,891,021
2021 Employee Stock Purchase Plan:
Shares available for future issuance	17,560,555	13,471,769
Total shares of common stock reserved for future issuance	132,538,855	117,086,434
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of October 28, 2023 includes 26,208,010 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—A summary of the stock options activity under the 2015 Plan during the nine months ended October 28, 2023 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 28, 2023	6,927,540	$4.61	6.4	$63,351
Granted	—	$—
Exercised	(542,200)	$0.83
Forfeited, canceled, or expired	—	$—
Balance as of October 28, 2023	6,385,340	$4.93	5.9	$110,298
Exercisable as of October 28, 2023	5,622,520	$4.58	5.7	$99,145
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $11.7 million and $22.9 million during the nine months ended October 28, 2023 and October 29, 2022, respectively.
As of October 28, 2023, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $3.0 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.5 years.

RSUs—RSUs granted prior to the IPO had both a service condition and a performance condition (defined under the 2015 Plan as the occurrence of a qualifying liquidity event, which was defined as the earlier of a successful initial public offering or acquisition). Stock-based compensation expense was only recognized for RSUs for which both the service condition and performance condition have been met. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied upon the IPO. Prior to the IPO, the Company did not record expense on RSUs as a liquidity event upon which vesting is contingent was not probable of occurring. Following the closing of the IPO in December 2021, the Company began recording stock-based compensation expense for these RSUs using the accelerated attribution method, based on the grant-date fair value of the RSUs. RSUs granted after the IPO only have a service condition, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The service condition for these awards is generally satisfied over four years for RSUs granted through fiscal year 2023 and three years for RSUs granted after fiscal year 2023.
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the nine months ended October 28, 2023 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 28, 2023	40,796,104	$12.20
Granted	18,585,089	$17.83
Vested	(14,308,592)	$12.70
Forfeited	(4,193,221)	$13.80
Balance as of October 28, 2023	40,879,380	$14.42
As of October 28, 2023, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $497.7 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of October 28, 2023 includes 5,241,602 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the nine months ended October 28, 2023 and October 29, 2022, 1,152,816 and 1,109,945 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $13.0 million and $10.3 million, respectively.
As of October 28, 2023, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $3.1 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.4 years.
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

Nine Months Ended
	October 28, 2023	October 29, 2022
Expected volatility	66.9% – 72.5%	81.0% – 97.7%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	5.2% – 5.4%	2.3% – 2.9%
Expected dividend yield	—%	—%
Expected volatility—The expected volatility for the nine months ended October 28, 2023 was based on the historical volatility of the Company. The expected volatility for the nine months ended October 29, 2022 was based on the historical volatility of the Company and similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies.
Expected term (years)—The expected term is approximately 0.5 years for the first purchase period and approximately 1.0 year for the second purchase period.
Risk-free interest rate—The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock-based award.
Expected dividend yield—Because the Company has never paid and has no current intention to pay cash dividends on its common stock, the expected dividend yield is zero.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Stock options	$771	$1,081	$2,357	$3,305
RSUs	55,165	41,537	160,255	120,888
Employee stock purchase plan	3,855	2,920	9,783	9,297
Total stock-based compensation expense	$59,791	$45,538	$172,395	$133,490
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Cost of revenue	$2,936	$2,589	$8,698	$6,834
Research and development	21,523	17,928	64,378	45,398
Sales and marketing	19,253	12,292	51,832	41,159
General and administrative	16,079	12,729	47,487	40,099
Total stock-based compensation expense	$59,791	$45,538	$172,395	$133,490
11.    Income Taxes
The Company had an effective tax rate of (0.3)% and (1.2)% for the three months ended October 28, 2023 and October 29, 2022, respectively, and (0.9)% and (0.8)% for the nine months ended October 28, 2023 and October 29, 2022, respectively. The Company’s provision for income taxes was $0.1 million and $0.7 million for the three months ended October 28, 2023 and October 29, 2022, respectively, and $1.5 million and $1.5 million for the nine months ended October 28, 2023 and October 29, 2022, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

As of October 28, 2023 and January 28, 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of October 28, 2023, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the nine months ended October 28, 2023, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net loss attributable to common stockholders	$(45,531)	$(58,555)	$(173,355)	$(193,824)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	537,464,892	516,551,258	531,873,324	511,867,718
Net loss per share attributable to common stockholders, basic and diluted	$(0.08)	$(0.11)	$(0.33)	$(0.38)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Outstanding stock options	6,385,340	7,045,765	6,385,340	7,045,765
RSUs	40,879,380	40,694,397	40,879,380	40,694,397
Employee stock purchase rights under the 2021 ESPP	905,835	46,822	905,835	11,751
Total antidilutive securities	48,170,555	47,786,984	48,170,555	47,751,913
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

Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
United States	$207,949	$151,747	$581,164	$415,871
Other (1)	29,585	18,053	79,947	50,097
Total revenue	$237,534	$169,800	$661,111	$465,968
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	October 28, 2023	January 28, 2023
United States	$135,187	$163,193
Other (1)	6,939	8,709
Total long-lived assets, net	$142,126	$171,902
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
We were founded in 2015 and have achieved significant growth since our inception. For our three months ended October 28, 2023 and October 29, 2022, our revenue was $237.5 million and $169.8 million, respectively, representing year-over-year growth of 40%. Our net loss was $45.5 million and $58.6 million for the three months ended October 28, 2023 and October 29, 2022, respectively. For our nine months ended October 28, 2023 and October 29, 2022, our revenue was $661.1 million and $466.0 million, respectively, representing year-over-year growth of 42%. Our net loss was $173.4 million and $193.8 million for the nine months ended October 28, 2023 and October 29, 2022, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	October 28, 2023	October 29, 2022
Annual recurring revenue (“ARR”)	$1,002,729	$723,667
Customers > $100,000 ARR	1,663	1,113

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
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Cloud and our ability to scale our headcount to grow our business. We continuously invest in adding new data types to our Connected Operations Cloud and innovate with this growing data asset to introduce new Applications over time. Our performance is also impacted by our ability to scale our headcount across our business to support our growth. We remain committed to investing in our sales and marketing capacity and our research and development organization, and to driving revenue growth globally.
Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on information technology (“IT”) products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, geopolitical tensions involving China, and the conflict in Israel and Gaza, and the emergence of pandemics and epidemics. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 21, 2023, as supplemented by our subsequent Quarterly Reports on Form 10-Q, for further discussion of the impacts of macroeconomic trends on our business.

Components of Results of Operations
Revenue
We provide access to our Connected Operations Cloud through subscription arrangements, whereby the customer is charged a per-subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, IoT devices (which we also refer to as connected devices), and support services delivered over the term of the arrangement. Our subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. Our Connected Operations Cloud and IoT devices are highly interdependent and interrelated, and represent a combined performance obligation within the context of the contract.
In each of our past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. The remaining portion of our revenue not generated from subscriptions to our Connected Operations Cloud is derived from the sale of replacement IoT devices, including gateways, sensors and cameras, related shipping and handling fees, and professional services.
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
Results of Operations
Comparison of the Three and Nine Months Ended October 28, 2023 and October 29, 2022
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
Revenue	$237,534	$169,800	$67,734	40%	$661,111	$465,968	$195,143	42%
Revenue increased by $67.7 million and $195.1 million, or 40% and 42%, for the three and nine months ended October 28, 2023, respectively, compared to the three and nine months ended October 29, 2022, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional applications, by existing customers.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
Cost of revenue	$61,585	$47,253	$14,332	30%	$178,008	$131,128	$46,880	36%
Gross profit	$175,949	$122,547			$483,103	$334,840
Gross margin	74%	72%			73%	72%
Cost of revenue increased by $14.3 million, or 30%, for the three months ended October 28, 2023 compared to the three months ended October 29, 2022, primarily due to $8.1 million of increased amortization of deferred IoT device costs, $2.3 million of increased employee-related costs primarily due to salaries and benefits and related employer taxes, $1.9 million of increased infrastructure costs associated with our product offerings, $0.9 million of increased warranty costs, and $0.8 million of increased operational costs to support the growth of our subscription offerings. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Our gross margin increased to 74% for the three months ended October 28, 2023 compared to 72% for the three months ended October 29, 2022, mainly due to operational efficiencies in infrastructure and direct labor costs.
Cost of revenue increased by $46.9 million, or 36%, for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, primarily due to $23.2 million of increased amortization of deferred IoT device costs, $10.7 million of increased employee-related costs, which included a $7.7 million increase in salaries and benefits and related employer taxes and a $3.0 million increase in stock-based compensation expense, $5.4 million of increased infrastructure costs associated with our product offerings, $4.4 million of increased warranty costs, and $2.3 million of increased operational costs to support the growth of our subscription offerings. The increases in amortization of deferred IoT device costs and infrastructure costs were driven by increased sales volume year-over-year.
Our gross margin increased to 73% for the nine months ended October 28, 2023 compared to 72% for the nine months ended October 29, 2022, mainly due to operational efficiencies in infrastructure costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
Research and development	$60,820	$49,970	$10,850	22%	$185,155	$132,802	$52,353	39%
Percentage of revenue	26%	29%			28%	29%
Research and development expense increased by $10.9 million, or 22%, for the three months ended October 28, 2023 compared to the three months ended October 29, 2022, primarily due to a $9.2 million increase in employee-related costs, which included a $5.6 million increase in salaries and benefits and related employer taxes and a $3.6 million increase in stock-based compensation expense, driven primarily by increased headcount to support our research and development organization. A $1.3 million increase in IT-related charges and software subscriptions also contributed to the increase in research and development expense.
Research and development expense increased by $52.4 million, or 39%, for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, primarily due to a $44.5 million increase in employee-related costs, which included a $25.5 million increase in salaries and benefits and related employer taxes and a $19.0 million increase in stock-based compensation expense, driven primarily by increased headcount to support our research and development organization. A $5.5 million increase in IT-related charges, rent, and software subscriptions also contributed to the increase in research and development expense.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
Sales and marketing	$116,780	$94,056	$22,724	24%	$353,643	$273,347	$80,296	29%
Percentage of revenue	49%	55%			53%	59%
Sales and marketing expense increased by $22.7 million, or 24%, for the three months ended October 28, 2023 compared to the three months ended October 29, 2022, primarily due to a $15.3 million increase in employee-related costs, which included a $9.5 million increase in salaries and benefits and related employer taxes and a $7.0 million increase in stock-based compensation expense, primarily driven by increased headcount to support our sales organization, partially offset by a $1.2 million decrease in sales commissions. Our increase in sales and marketing expense was also due to a $3.2 million increase in IT-related charges and software subscriptions, a $1.9 million increase in expenses relating to professional services, and a $0.9 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events.
Sales and marketing expense increased by $80.3 million, or 29%, for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, primarily due to a $51.2 million increase in employee-related costs, which included a $40.3 million increase in salaries and benefits and related employer taxes and a $10.7 million increase in stock-based compensation expense, primarily driven by increased headcount to support our sales organization. Our increase in sales and marketing expense was also due to a $12.9 million increase in IT-related charges, software subscriptions, and rent, a $6.5 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, a $3.1 million increase in expenses relating to lead generation initiatives, and a $2.2 million increase in expenses relating to professional services.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
General and administrative	$48,354	$41,997	$6,357	15%	$139,888	$127,098	$12,790	10%
Percentage of revenue	20%	25%			21%	27%
General and administrative expense increased by $6.4 million, or 15%, for the three months ended October 28, 2023 compared to the three months ended October 29, 2022, primarily due to a $7.8 million increase in employee-related costs, which included a $4.5 million increase in salaries and benefits and related employer taxes and a $3.4 million increase in stock-based compensation expense, primarily driven by increased headcount to support the growth of our finance, accounting, human resources, and legal functions. Our increase in general and administrative expense was also due to a $1.6 million increase in bad debt expense and a $1.2 million increase in expenses relating to legal fees and professional services. The increases in general and administrative expense were partially offset by a $4.2 million decrease in IT-related charges.
General and administrative expense increased by $12.8 million, or 10%, for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, primarily due to a $25.2 million increase in employee-related costs, which included a $17.8 million increase in salaries and benefits and related employer taxes and a $7.4 million increase in stock-based compensation expense, primarily driven by increased headcount to support the growth of our finance, accounting, human resources, and legal functions. Our increase in general and administrative expense was also due to a $3.1 million increase in expenses relating to legal fees and professional services. The increases in general and administrative expense were partially offset by a $15.4 million decrease in IT-related charges and rent.

Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
Lease modification, impairment, and related charges	$4,762	$—	$4,762	*	$4,762	$1,056	$3,706	351%
__________
*Not meaningful
Lease modification, impairment, and related charges increased by $4.8 million for the three months ended October 28, 2023 compared to the three months ended October 29, 2022.
Lease modification, impairment, and related charges increased by $3.7 million, or 351%, for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022.
In the third quarter of fiscal year 2024, we executed a sublease for certain office space that resulted in a $4.8 million impairment to the related right-of-use (“ROU”) asset and fixed assets, which we recognized in lease modification, impairment, and related charges for the three and nine months ended October 28, 2023.
In the first quarter of fiscal year 2023, we executed a sublease for certain office space that resulted in a $1.1 million impairment to the related ROU asset, which we recognized in lease modification, impairment, and related charges for the nine months ended October 29, 2022. We did not incur any lease modification, impairment, and related charges in the three months ended October 29, 2022.
Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
Interest income and other income (expense), net	$9,378	$5,613	$3,765	67%	$28,493	$7,094	$21,399	302%
Interest income and other income (expense), net, increased by $3.8 million, or 67%, for the three months ended October 28, 2023 compared to the three months ended October 29, 2022. The increase was due to an increase in interest income earned due to higher interest yields, a larger investment base, and increased net accretion of discounts for our managed portfolio of marketable debt securities.
Interest income and other income (expense), net, increased by $21.4 million, or 302%, for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022. $21.2 million of this increase was primarily due to higher net accretion of discounts, higher interest yields on investments and cash, and a larger investment base for our managed portfolio of marketable debt securities.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	October 28, 2023	October 29, 2022	Amount	%	October 28, 2023	October 29, 2022	Amount	%
Provision for income taxes	$142	$692	$(550)	(79%)	$1,503	$1,455	$48	3%
Effective tax rate	(0.3%)	(1.2%)			(0.9%)	(0.8%)
The provision for income taxes decreased by $0.6 million, or 79%, for the three months ended October 28, 2023 compared to the three months ended October 29, 2022, primarily due to stock-based compensation expense windfalls within our foreign entities.
The provision for income taxes increased by 3% for the nine months ended October 28, 2023 compared to the nine months ended October 29, 2022, primarily due to the growth of our international operations.

Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022
Non-GAAP gross profit	$179,049	$125,232
Non-GAAP gross margin	75%	74%
Non-GAAP income (loss) from operations	$12,707	$(16,607)
Non-GAAP operating margin	5%	(10)%
Non-GAAP net income (loss)	$21,943	$(11,686)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Free cash flow	$21,205	$(125,885)
Free cash flow margin	3%	(27)%
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit excluding the effect of stock-based compensation expense-related charges, including employer taxes on employee equity transactions, included in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit as a percentage of total revenue. We use non-GAAP gross profit and non-GAAP gross margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit for the periods presented (in thousands, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022
Gross profit	$175,949	$122,547
Add:
Stock-based compensation expense-related charges (1)	3,100	2,685
Non-GAAP gross profit	$179,049	$125,232
GAAP gross margin	74%	72%
Non-GAAP gross margin	75%	74%
__________
(1)Stock-based compensation expense-related charges included approximately $0.2 million and $0.1 million of employer taxes on employee equity transactions for the three months ended October 28, 2023 and October 29, 2022, respectively.

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations, or non-GAAP operating income (loss), as income (loss) from operations excluding the effect of stock-based compensation expense-related charges, including employer taxes on employee equity transactions, and lease modification, impairment, and related charges. Non-GAAP operating margin is defined as non-GAAP operating income (loss) as a percentage of total revenue. We use non-GAAP income (loss) from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP income (loss) from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP income (loss) from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022
Loss from operations	$(54,767)	$(63,476)
Add:
Stock-based compensation expense-related charges (1)	62,712	46,869
Lease modification, impairment, and related charges	4,762	—
Non-GAAP income (loss) from operations	$12,707	$(16,607)
GAAP operating margin	(23)%	(37)%
Non-GAAP operating margin	5%	(10)%
__________
(1)Stock-based compensation expense-related charges included approximately $2.9 million and $1.3 million of employer taxes on employee equity transactions for the three months ended October 28, 2023 and October 29, 2022, respectively.
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

	Three Months Ended
	October 28, 2023	October 29, 2022
Net loss	$(45,531)	$(58,555)
Add:
Stock-based compensation expense-related charges, net of applicable taxes	62,712	46,869
Lease modification, impairment, and related charges, net of applicable taxes	4,762	—
Non-GAAP net income (loss)	$21,943	$(11,686)

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

	Nine Months Ended
	October 28, 2023	October 29, 2022
Net cash provided by (used in) operating activities	$30,063	$(98,648)
Purchase of property and equipment	(8,858)	(27,237)
Free cash flow (1)	$21,205	$(125,885)
Net cash provided by (used in) operating activities margin	5%	(21)%
Free cash flow margin (1)	3%	(27)%
Net cash used in investing activities	$(36,042)	$(382,535)
Net cash provided by financing activities	$12,019	$7,480
__________
(1)Includes net cash paid (received) for non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances (in thousands):

	Nine Months Ended
	October 28, 2023	October 29, 2022
Purchase of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$(10,179)	$21,874
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
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,341.7 million as of October 28, 2023. While we achieved positive free cash flow beginning in the first quarter of fiscal year 2024, we intend to continue making investments in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of October 28, 2023, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $849.2 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include personnel-related costs, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, and funding other working capital requirements, such as inventory and connected device costs to meet our performance obligations related to our Connected Operations Cloud.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solution, the timing and extent of spending necessary to support our efforts to develop our Connected Operations Cloud and meet our performance obligations related to our Connected Operations Cloud, the expansion of sales and marketing activities, and the impact of macroeconomic conditions on our and our customers’ and partners’ businesses. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended
	October 28, 2023	October 29, 2022
Net cash provided by (used in) operating activities	$30,063	$(98,648)
Net cash used in investing activities	$(36,042)	$(382,535)
Net cash provided by financing activities	$12,019	$7,480
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
Cash provided by (used in) operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, net accretion of discounts on marketable debt securities, depreciation and amortization of property and equipment, lease modification, impairment, and related charges, and non-cash operating lease costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $30.1 million for the nine months ended October 28, 2023. This consisted of a net loss of $173.4 million, adjusted for non-cash charges of $177.3 million, and changes in our operating assets and liabilities of $26.1 million. The non-cash charges were primarily comprised of stock-based compensation expense of $172.4 million, depreciation and amortization of $10.8 million, and lease modification, impairment, and related charges of $4.8 million, partially offset by net accretion of discounts on marketable debt securities of $12.7 million. Changes in our operating assets and liabilities during the nine months ended October 28, 2023 reflect increases in deferred revenue due to the growth of our business, lower inventories due to operating efficiencies in our order fulfillment processes, and lower operating lease ROU assets, partially offset by higher connected device costs, higher deferred commissions, and higher prepaid expenses and other current assets during the nine months ended October 28, 2023.
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
Investing Activities
Cash used in investing activities was $36.0 million for the nine months ended October 28, 2023, which primarily consisted of $541.4 million of purchases of investments and $8.9 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $508.1 million of proceeds from maturities and redemptions of investments and $6.2 million of proceeds from sales of investments.
Cash used in investing activities was $382.5 million for the nine months ended October 29, 2022, which primarily consisted of $355.7 million of purchases of investments and 27.2 million of capital expenditures for additional office facilities.
Financing Activities
Cash provided by financing activities was $12.0 million for the nine months ended October 28, 2023, which primarily consisted of $13.4 million of proceeds from purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $1.4 million in payments of principal on finance leases.

Cash provided by financing activities was $7.5 million for the nine months ended October 29, 2022, which primarily consisted of $10.9 million of proceeds from purchases under the 2021 ESPP and exercises of stock options, partially offset by $2.5 million in payments of offering costs.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of October 28, 2023. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting policies and estimates during the nine months ended October 28, 2023.
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
Interest Rate Risk
As of October 28, 2023, we had $849.2 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $21.7 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $4.4 million in the market value of our cash equivalents, and short-term and long-term investments as of October 28, 2023.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended October 28, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on legal proceedings, refer to the section titled “Litigation” under Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described under the section “Risk Factors” in (1) Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 21, 2023, (2) Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on June 6, 2023, and (3) Part II, Item 1A of our Quarterly Report on Form 10-Q filed with the SEC on September 5, 2023, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. These factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
Sanjit Biswas, our Chief Executive Officer and Director, entered into trading plans on behalf of affiliated family trusts that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans provide for the sale of an aggregate of up to 5,000,000 shares of our Class A common stock. The plans were adopted on September 29, 2023 and will terminate on December 28, 2024, subject to early termination for certain specified events set forth in the plans.

John Bicket, our Executive Vice President, Chief Technology Officer and Director, entered into trading plans on behalf of affiliated family trusts that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans provide for the sale of an aggregate of up to 5,000,000 shares of our Class A common stock. The plans were adopted on September 29, 2023 and will terminate on December 28, 2024, subject to early termination for certain specified events set forth in the plans.
Jonathan Chadwick, one of our Directors, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 61,030 shares of our Class A common stock. The plan was adopted on June 27, 2023 and will terminate on September 29, 2024, subject to early termination for certain specified events set forth in the plan.
Adam Eltoukhy, our Executive Vice President, Chief Legal Officer and Corporate Secretary, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 286,051 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). The plan was adopted on September 11, 2023 and will terminate on December 13, 2024, subject to early termination for certain specified events set forth in the plan.
James Andrew Munk, our Chief Accounting Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 30,910 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). In addition, up to 25% of the net shares of Class A common stock received by Mr. Munk after taxes in connection with the vesting of any newly granted Samsara equity awards may be sold under the plan. The plan was adopted on September 27, 2023 and will terminate on December 27, 2024, subject to early termination for certain specified events set forth in the plan.
During the quarterly period ended October 28, 2023, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

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

SAMSARA INC.

Date: December 5, 2023	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: December 5, 2023	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)