Form 10-K
period 2024-02-03
Samsara Inc.
filed 2024-03-26
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant on July 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $27.71 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $8,570.6 million.
As of March 19, 2024, there were 210,092,587 shares of the registrant’s Class A common stock, 340,430,084 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 3, 2024.

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
•our ability to develop new products, features, integrations, and enhancements for our Connected Operations Cloud (our “solution”);
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
•our expectations regarding the effects of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict in Israel and Gaza, the emergence of pandemics and epidemics, and similar macroeconomic events, including financial distress caused by bank failures, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and monetary policy changes, on our and our customers’ and partners’ respective businesses;
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
•Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our results of operations.
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
Risks Related to the Ownership of Our Class A Common Stock
•Sales or distributions of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
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
•Litigation could have a material adverse impact on our results of operations and financial condition.

PART I
Item 1. Business
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable insights and improve their operations.
Organizations across industries in transportation, wholesale and retail trade, construction, field services, logistics, utilities and energy, manufacturing, government, healthcare and education, food and beverage, and others are the backbone of the global economy. They operate high-value assets, coordinate large field workforces, manage complex logistics and distributed sites, and face environmental, safety and other regulatory requirements. We estimate that these industries represented over 40% of the global GDP in 2023. Yet historically, these industries have been underserved by technology, leaving them heavily reliant on manual processes and legacy systems that are siloed and lack cloud connectivity. Without connected digital tools, physical operations businesses struggle to access real-time data, making it nearly impossible to achieve complete operational visibility or drive meaningful improvements in productivity.
We are solving the problem of opaque operations and disconnected systems. By harnessing recent advancements in IoT connectivity, artificial intelligence (“AI”), cloud computing, and video imagery, we are enabling the digital transformation of physical operations. Using our Connected Operations Cloud, customers can access their physical operations data in real-time, on one integrated platform in a way that would have been impossible and impractical only a few years ago.
Our Connected Operations Cloud consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights, using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Our differentiated, purpose-built suite of Applications enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
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
Our Connected Operations Cloud captures data that was previously siloed and difficult to analyze in several different ways. For the many physical assets that are still offline, our solution includes IoT devices that capture data and connect it to the cloud. For the physical assets that are increasingly embedded with cloud connectivity, we partner with original equipment manufacturers (“OEMs”) to capture data via application programming interfaces (“APIs”). Data may also be captured from customer enterprise applications or local software systems. This operational and IT data is ingested into our Data Platform, where it is aggregated, enriched, and analyzed using embedded functionality for AI, workflows and analytics, alerts, API connections, and data security and privacy. Our Data Platform powers our Applications, which include Video-Based Safety, Vehicle Telematics, Mobile Apps and Workflows, Equipment Monitoring, and Site Visibility. Our Data Platform also empowers developers via an open API and provides enhanced privacy and security features that are tailored to our Applications.

Our customers range from small and medium-sized businesses to state and local governments and large, global enterprises with the most complex operations involving tens of thousands of physical assets. As of February 3, 2024, we had over 16,000 Core Customers, who are customers with subscriptions to our Connected Operations Cloud, each representing $10,000 or more in annual recurring revenue (“ARR”).1 2 While our Connected Operations Cloud is accessible to customers of all sizes, we are particularly focused on larger customers representing over $100,000 in ARR. As of February 3, 2024, we had 1,848 customers, each representing over $100,000 in ARR.
We believe there is significant room for growth in our target customer base. Unlike retail, advertising, media, and information technology (“IT”), which have already undergone digital transformation, industries with physical operations are still in the early stages of digital adoption. Historically, the ability to connect their assets to the internet has been limited by the physical nature of these industries. Often, the systems used in these industries are closed, cumbersome, and require manual data entry, which leads to inefficient use that, in turn, causes safety, efficiency, and sustainability issues. In addition, the cost and availability of sensors, compute capability, storage, video, and analytical processing have prevented widespread analysis of physical operations data. However, with advancements in IoT connectivity, cloud computing, video imagery, and AI, we believe industries that depend on physical operations are at the precipice of a massive wave of digital adoption. Samsara is enabling this transformation.
Our ability to capture, aggregate, and analyze IoT data is our key differentiator. This allows us to turn IoT data into actionable insights, which deliver significant value to our customers. In fiscal year 2024, our Data Platform processed over nine trillion data points, including video footage, people and motion detection, GPS location, energy consumption, asset utilization, compliance logs, accelerometer and gyroscope data, and engine diagnostics. This immense data set powers our AI and provides our customers with valuable insights that improve the safety, efficiency, and sustainability of their operations. Our system of record enables operations to achieve higher utilization of physical assets, reduced need for manual oversight, improved safety outcomes, lower insurance costs, fuel and electricity savings, emissions reductions, less unplanned downtime, efficiencies from routing and scheduling, minimized compliance costs, and automation of manual processes. Our Connected Operations Cloud benefits from powerful network effects. As more customers adopt our solution, we collect more data from a more diverse set of physical assets and third-party software applications, thereby improving our machine learning models and generating better operational insights that make our Connected Operations Cloud more attractive to customers.
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
Examples of how customers use and benefit from our Connected Operations Cloud include3:
•A Fortune Global 500 logistics company replaced seven separate point solutions with Samsara’s Connected Operations Cloud and achieved a 65% decrease in harsh driving incidents, a 26% reduction in accidents, and a 49% reduction in accident-related costs.
•A Fortune Global 500 agricultural retailer saved over $1 million in hardware costs in just one year with vehicle OEM integrations while also reducing unsafe and distracted driving by 50% in just three months.
•A Fortune 500 less-than-truckload carrier implemented Samsara workflows to increase driver efficiency and experienced a 99% week-over-week decrease in unassigned miles.
•An international leader in low-carbon energy solutions improved its efficiency by automating the generation of 95% of their invoices, saving more than 8,500 hours annually and unlocking $30 million worth of revenue that was previously tied up in their invoicing process. Using Samsara’s Applications, this customer has developed a chain of custody solution that has allowed them to win new contracts, resulting in $100 million in new contracted revenue to date.
•One of the largest airlines in the world saved half a million dollars in jet fuel cost in just one year across three hubs and saved over 2,600 hours for the hubs’ mechanics.
1 ARR is calculated as the annualized value of subscription contracts that have commenced revenue recognition as of the end of the reporting period.
2 We previously defined “Core Customers” as customers representing over $5,000 in ARR. To reflect the increasing mix of ARR from larger customers and to align with our investments for future growth, we have updated our definition of “Core Customer” to represent customers with $10,000 or more in ARR. Under our prior definition, as of February 3, 2024, we had over 24,000 customers with over $5,000 in ARR, and approximately 97% of our total ARR came from customers with over $5,000 in ARR.
3 Statistics reported by customers.

•A multinational provider of pipeline services saved $6 million in annual costs and half a million dollars in staffing costs with Samara’s temperature monitoring alert system.
•A top 20 US largest city and county government has seen a measurable improvement in safety, including a 99% decrease in harsh driving, a 98% drop in distracted driving, and a 94% reduction in safety incidents overall.
•A premier lightweight fleet operator reduced overdue preventative maintenance checks by 75% and saved an estimated $240,000 per year due to decreases in out-of-route miles, tractor-trailer downtime, and fuel costs.
•A leading construction company leveraged Samara’s Video-Based Safety Application to exonerate drivers, saving an estimated $1.2 million and an additional $2.6 million in legal expenses and loss exposure.
•A top retailer in Canada saved 46,000 gallons of fuel, equaling a reduction of 469 metric tons of CO2 emissions in just four months, making significant progress on their sustainability goals.
We were founded in 2015 and have achieved significant growth since our inception. For the fiscal years ended February 3, 2024 and January 28, 2023, our revenue was $937.4 million and $652.5 million, respectively, representing year-over-year growth of 44% or year-over-year adjusted revenue growth of 41%4. Our net loss was $286.7 million and $247.4 million for the fiscal years ended February 3, 2024 and January 28, 2023, respectively. We offer access to our Connected Operations Cloud on a subscription basis and generally price each subscription on a per asset, per application basis. In each of the past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Our Solution
We are helping drive the digital transformation of physical operations by enabling organizations with fleets, equipment, job sites, and frontline workers to connect real-time data from their physical operations on one platform. Our solution lets organizations capture data from our IoT devices and a growing ecosystem of connected assets and third-party systems so that they can access, analyze, and act on key insights to improve end-to-end operations. Our solution consists of our Connected Operations Cloud, together with a suite of easy-to-install, ruggedized IoT devices that capture data from offline assets and connect them to the cloud.
Our Connected Operations Cloud includes:
•Our Data Platform, which ingests, aggregates, and enriches data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and which has embedded capabilities for AI, workflows and analytics, alerts, API connections, and data security and privacy; and
•Applications for Video-Based Safety, Vehicle Telematics, Mobile Apps and Workflows, Equipment Monitoring, and Site Visibility.
Key Applications of Our Connected Operations Cloud
We chose to start our journey in digitizing physical operations with connected fleets. Commercial vehicle fleets are the backbone of physical operations and are required to deliver and transport services, goods, and people in industries including transportation, construction, wholesale and retail trade, field services, logistics, utilities and energy, manufacturing, government, healthcare and education, food and beverage, and others. These industries are ripe for transformation, with a breadth of available data and widespread reliance on antiquated, legacy technologies. Industries with commercial vehicle fleets face continued pressure to reduce costs and improve services, while simultaneously finding ways to overcome high accident rates, inefficient fuel consumption, and compliance burdens. While the portion of our business focused on fleets has significantly expanded over the years, we believe we are still in the very early stages of this large and expansive opportunity.
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
4 Fiscal year 2024 was a 53-week fiscal year, with the fourth fiscal quarter being a 14-week fiscal quarter instead of a typical 13-week fiscal quarter. To enable comparability across periods, adjusted revenue and adjusted revenue growth rate are calculated by multiplying revenue for the fourth quarter of fiscal year 2024 by 13/14 to remove the impact of an additional week of revenue recognition in the fourth fiscal quarter of 2024.

•Vehicle Telematics: Provides visibility into real-time vehicle location and diagnostics with GPS tracking, routing and dispatch, fuel efficiency management, electric vehicle usage and charge planning, preventative maintenance, and advanced insights to efficiently manage fuel and energy costs.
Building on our experience in connected fleets, our industry-agnostic architecture and culture of innovation enabled us to add new data to our Connected Operations Cloud and develop new Applications across physical operations, including:
•Mobile Apps and Workflows: Improves productivity for frontline workers and enables regulatory compliance, as workers see upcoming jobs, capture electronic documents, perform maintenance inspections, maintain compliance logs, and message with back-office administration. Using our apps, businesses are able to digitize documents, exchange key real-time messages, and manage employee workflows. Additionally, frontline workers and the back-office are able to streamline compliance workflows to meet stringent regulatory requirements. With proactive alerting to key stakeholders, our customers can reduce compliance risk and violations. Our newest software-based features, which include mobile experience management and connected forms, help organizations digitize more of their operation and empower their employees to operate more safely and efficiently at scale.
•Equipment Monitoring: Provides extensive visibility and management of unpowered and powered assets, ranging from generators and compressors to heavy construction equipment and trailers, to improve operating efficiency, prevent unplanned downtime, and avoid critical safety and compliance issues. These include asset tracking functionality, which helps organizations protect equipment from theft and loss as well as optimize asset utilization, and our smart trailer features, which automate tractor trailer pairing and improve temperature compliance with reefer monitoring and control, temperature reporting, and customizable alerts.
•Site Visibility: Provides remote visibility into sites, by consolidating cameras from multiple vendors into one dashboard, and then overlaying proprietary AI algorithms that power intelligent alerting and search features to improve onsite security, safety, and incident response times.
Feedback from our customers, who wanted to leverage our solution more broadly across their operations, drove our investment into these expansion Applications.
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
•Provides a Single Pane of Glass. Our Data Platform brings disparate IoT data together in one place, providing our customers with a “single pane of glass” so that users have visibility into their physical operations across their entire organizations. Additionally, we bring operational IoT data together with our customers’ IT data by integrating with their enterprise resource planning, transportation management systems (“TMS”), payroll, human capital management, and work order applications. With Samsara, organizations have a central system of record for physical operations, no longer have to manage many disparate software and hardware systems, and have extensive visibility into their assets through prioritization and benchmarking capabilities.
•Improves Safety and Reduces Costs. We enable our customers to actively monitor safety issues by leveraging IoT data and AI to extract patterns and improve their safety programs. We capture and process footage of many types of events, including harsh braking, distracted driving, harsh turning events, and people and motion alerts, which can be used to coach drivers and improve the safety of our customers’ physical operations. We also help protect our customers against false claims by providing video proof when accidents occur, which can lead to reductions in insurance premiums for our customers.
•Increases Operational Efficiency. Our solution enables our customers to improve productivity by making data-driven decisions and automating previously manual tasks. The result is more efficient use of time and resources, and the ability to make real-time decisions. For example, our routing and dispatching features enable our customers to save on fuel consumption by identifying more efficient routes using real-time data on road conditions and delivery delays. Our customers also benefit from efficiency improvements by automating workflows and digitizing documentation for regulatory compliance purposes. Our advanced diagnostics, remote monitoring tools, and digital inspection workflows help customers reduce risk, minimize downtime, and improve asset utilization.

•Enhances Sustainability. Our sustainable fleet management solution allows our customers to reduce their environmental footprint, an area of focus for businesses around the world. This includes monitoring carbon emissions, identifying fuel and energy waste, reducing paper and food waste, monitoring environmental pollutants, and using data to inform their fleet electrification strategy and accelerate the broader adoption of electric vehicles in commercial fleets. Similarly, our platform helps product manufacturers perform quality assurance in real-time to reduce wasted product by detecting production or quality issues. This reduces materials wasted and allows our customers to improve their throughput and yield.
•Supports Efficient Regulatory Compliance. We enable our customers to more easily meet regulatory compliance obligations. Our Data Platform centralizes data from disparate sources and facilitates reporting and auditing, digitizes documents to reduce paperwork and manual data entry, and deploys real-time alerts to prevent costly compliance violations. These capabilities make compliance with regulatory obligations more efficient and accurate, lowering overhead and reducing the likelihood of violations. For example, we streamline our customers’ processes to meet Electronic Logging Device (“ELD”) mandates, Hours of Service (“HOS”) rules, and Driver Vehicle Inspection Report requirements. Additionally, we enable enhanced compliance with Occupational Safety and Health Administration requirements on operations sites. Our customers can also customize and control privacy features to help meet their compliance requirements under laws and regulations such as the European Union (“EU”) General Data Protection Regulation (“GDPR”), UK General Data Protection Regulation (“UK GDPR”), and UK Data Protection Act (“UKDPA”) in Europe, as well as those in the United States such as the California Consumer Privacy Act (“CCPA”).
What Sets Us Apart
•IoT Data Leader: A Network Effect. We believe that the quantity and diversity of IoT data types on our Connected Operations Cloud, together with the analytic insights that we provide our customers, differentiate us in the market. In fiscal year 2024, our Data Platform processed over nine trillion data points. This immense amount of data enables us to continuously enhance our AI models. We can correlate this data with different datasets, such as customer driving behavior and traffic patterns, and use AI to identify hotspots for unsafe driving behavior, such as harsh braking, which can even help our local government customers make informed decisions on signage, community safety education and more. As we aggregate and analyze more data, the benefits of our Connected Operations Cloud increase.
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
•Purpose-Built for Enterprise-Grade Physical Operations. Our cloud-native Data Platform was specifically developed to empower businesses to improve their operations. Our Data Platform’s ability to generate insights from trillions of IoT data points requires deep knowledge of operations use cases and data. For example, our Data Platform can correlate harsh braking data with video safety data to determine a safe or unsafe braking event. Combining multiple data inputs with contextual insight enables our customers to decide whether the driver’s braking habits should be reviewed. In addition, we recognized the advancements in computing capabilities and have harnessed the improved level of IoT computation to deliver real-time access to complex analyses that our customers need instantaneously. We do this by incorporating edge computing capabilities into our solution for the unique requirements of enterprise-grade physical operations. For example, we ingest video footage and can immediately analyze relevant data on our IoT devices to coach drivers or security operators about tailgating, safety hazards, unsafe work environments and distracted driving in real-time. By continuously refining our AI algorithms with data we collect every day, we can offer improved insights and alerts specific to physical operations at the edge. The use of edge computing in our IoT devices also allows critical data collection and processing to occur synchronously on a device without latency or in environments with low connectivity for real-time applications.

•Ease of Use and Adoption. Our solution is typically self-installed and can be fully deployed and configured in as little as one hour. Ease of installation allows customers of all sizes and levels of sophistication to quickly bring their physical assets online, adopt our Connected Operations Cloud, and begin using our Applications that provide actionable insights with minimal required setup. Our simple user experience and clean user interface make it easy for users to get up and running on Samsara, from back-office administrative teams to frontline workers and drivers. Once implemented, we make it easy for customers to add new Applications.
•Clear Return on Investment. Our Connected Operations Cloud provides real measurable impact to the safety, efficiency, and sustainability of our customers’ operations. In fiscal year 2024, Samsara’s technology helped prevent thousands of driving accidents, digitized millions of pen and paper processes, and helped eliminate billions of pounds of CO2. Our customers also benefit from greater fuel savings and less driver turnover. These results span across key assets and resources including fleets, equipment, sites, and people.
•Strategic Partner. We are trusted by some of the world’s largest organizations with the most complex operations across industries. With training, implementation, and change management processes, we work alongside our customers as a strategic partner to streamline their operations. We are building an extensive community of operations leaders through customer advisory boards, executive summits, and premier industry conferences.
•Innovation Flywheel. We constantly innovate to improve our customers’ operations. We have a culture of innovation, which is evidenced by our release of new features throughout fiscal year 2024. Importantly, we incorporate feedback collected through a feedback submission form on our customer dashboard as well as across our internal teams. Our product team also works directly with existing and prospective customers to incorporate direct feedback into our development process. Our customers feel like they are contributing to their own success, and in turn, continue to provide invaluable feedback as our Connected Operations Cloud evolves. This flywheel effect accelerates innovation across all aspects of our solution.
•Partner Ecosystem. Our Connected Operations Cloud serves as a central hub for a robust ecosystem of partner connections. Our ecosystem includes over 270 third-party integrations in the Samsara App Marketplace, a portal through which customers can access those integrations to connect Samsara to other systems. Our Experts Marketplace features a network of certified system integrators, consultants, and implementation partners who provide services to our customers. We also partner with leading OEMs who embed sensors and connectivity into their products, enabling customers to bring IoT data from their assets into our Data Platform without aftermarket IoT devices. Our ecosystem connectivity expands our reach in the market and reinforces the integration of our Connected Operations Cloud with our customers’ physical operations.
•Differentiated Company Culture. Our differentiated company culture is a critical driver of our success. We place our customers at the core of our mission and we are passionate about every detail of their experience. We innovate quickly in partnership with our customers, we focus on durable, long-term solutions, and we’ve built a curious and collaborative employee community that wins as a team. Our culture is a competitive advantage; it helps us attract and retain talent.
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
Our mission and culture are a competitive advantage for us in attracting and retaining top talent alongside recent accolades, including Glassdoor’s Best Places to Work (2024), Frost & Sullivan’s Company of the Year (2023), Great Place to Work - US (2023), Great Place to Work - UK (2023), Best Workplace in Tech - UK (2023), Best Workplace for Women - UK (2023), Glassdoor: Top 10 Tech Company in Culture & Values (2023), Fast Company: Best Workplaces for Innovators (2023), Built In: Best Places to Work (2023), and CIO 100 Winner (2023).
As of the last business day of the fiscal year ended February 3, 2024, we had 2,895 employees.
Growth Strategies
We intend to pursue the following growth strategies:
•Expand Our Customer Base by Acquiring New Customers. With a rapidly digitizing market, we believe that there is a significant opportunity to continue to grow our customer base. We plan to continually invest in our sales and marketing capabilities and leverage our go-to-market model to continue acquiring new customers.
•Expand Within Our Existing Customer Base. As of February 3, 2024, over 80% of our Core Customers and over 90% of our customers representing over $100,000 in ARR subscribed to multiple Applications. We see a significant opportunity to expand Application adoption, increase the number of physical assets integrated with our Connected Operations Cloud, and expand across our customers’ operations. We will continue to educate our customers on the benefits of using our other Applications and leveraging our Connected Operations Cloud.
•Continuous Customer-centric Innovation and Product Releases. By leveraging our customer-centric innovation flywheel, we are able to continuously build new Applications and release new features for our customers based on their direct feedback. Our goal is to continue to add new data types to our Connected Operations Cloud, and use this growing data asset alongside customer feedback to innovate and introduce new Applications that our customers can use across their operations. Over time, we plan to explore new product opportunities that will enable our customers to monitor new types of assets, utilize expanded AI-driven software applications to find more insights from their operations data, and help their frontline workers be safer and more efficient.
•Expand Our Partnerships and Integrations. Our Connected Operations Cloud is broadly applicable across verticals, and we provide customizability with over 270 partner integrations, including numerous OEM partnerships. Continued growth in integrations will strengthen our ecosystem, further increasing the opportunity to attract customers that prioritize interoperability with their existing software applications. We believe that additional partnerships will also enhance our go-to-market channels.
•Expand Internationally. A key focus of our company is to continue to expand our global reach. In May 2018, we established our first international office in England. In fiscal year 2024, we continued to expand our international footprint, which now spans across the United States, Canada, Mexico, Taiwan, England, France, Germany, Poland, and the Benelux region. In fiscal year 2024, we generated approximately 12% of our total revenue from outside the United States. Over time, we believe that we have a significant opportunity to increase our revenue across global markets.

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
Video-Based Safety
•Cloud-Based Visibility. Our safety solution allows customers to view, analyze, and archive video from connected IoT dash cameras. By combining dashcam footage with speeding and accelerometer data, customers can reconstruct incidents, exonerate drivers in not-at-fault situations, reduce costs by refuting fraudulent claims, and lower insurance premiums by improving fleet safety. Customers can enable live-stream video to conduct “virtual ride-alongs,” enabling hands-on real-time coaching from anywhere.
•AI-Based Computer Vision. Our safety system leverages proprietary AI, embedded at the edge in IoT dash cameras, to detect safety events in real-time. By detecting risky behaviors like distracted driving or tailgating, our system can coach drivers using real-time in-cab audio alerts, and video can be captured in the cloud for personalized driver coaching.
•Scoring and Reporting. Our safety coaching tools use driver data to identify top performers and those in need of coaching and give customers a fleet-wide view of risk factors and trends around speeding, distraction, harsh driving, and more. Customers can create safety rewards programs based on driver data, measure changes to fleet performance with fleet-level reporting, and compare their fleet performance against industry benchmarks.
•Coaching Workflows. Our virtual coaching solution provides video-centric software workflows to customers, enabling them to systematically coach drivers and monitor coaching effectiveness. It allows managers to personalize coaching experiences for individual drivers at scale and directly from within the Samsara platform, while empowering drivers with video-based AI insights to self-coach and, if needed, prepare for a manager-led coaching conversation in our Mobile App. Step-by-step coaching based on real driver behavior improves the effectiveness of live coaching sessions, whether they are conducted in person or remotely via mobile devices.
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
•Electric Vehicle Management. Our EV suite provides real-time charging status and alerts, route planning, and usage reporting to increase the efficiency of electric fleets. We also provide electrification suitability recommendations to support fleets in the process of electrification.
•OEM Telematics Integrations. Increasingly, vehicles include built-in cellular connectivity and upload data to clouds operated by OEMs. We partner with leading OEMs to capture data from their siloed clouds into our Connected Operations Cloud, where we enrich and analyze the data and enable customers to benefit from certain Applications without needing to install an aftermarket IoT device in their vehicle.

Mobile Apps and Workflows
•Mobile Workflows. Our mobile application gives workers key information and automates workflows to complete daily tasks, improving productivity and compliance and reducing manual error.
•Connected Forms. Our solution enables customers to digitize any custom form for workers to complete on-the-go, including inspections, checklists, and field reports. Our connected forms application automates and centralizes data capture, helps customers reduce manual data entry, and delivers insights that our customers can use to improve worker safety and efficiency and rapidly resolve issues.
•Electronic Documents. Real-time, cloud-enabled electronic document capture simplifies workload and centralizes data for back-office administration, making it easy to investigate claims and improve efficiency.
•Compliance. Our ELD, which is registered with the Federal Motor Carrier Safety Administration (“FMCSA”) and certified with Transport Canada, allows customers to simplify HOS compliance. Fleet operators access key information needed to meet stringent regulations while lowering the costs of compliance.
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
Site Visibility
•Intelligent Site Visibility. Our Site Visibility application brings advanced AI and cloud-based visibility to onsite locations such as job sites or warehouses by integrating with third-party cameras. Customers can leverage our AI detection to identify workplace hazards and operational inefficiencies, in addition to responding to unusual activity. Enhanced search features streamline incident investigation by enabling customers to search long video segments for key visual indicators, like the presence of a worker wearing personal protective equipment such as an orange vest.
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

Artificial Intelligence
Our distinct advantage in AI is our trove of operational data, which we use to build and improve our machine learning models. We now process over nine trillion data points annually from our IoT devices and a growing ecosystem of connected assets and third-party systems. By using this massive data set to train, test and fine-tune our machine learning models, we are able to provide actionable insights to improve our customers’ operations.
We maintain a close, collaborative relationship between our AI, firmware, and software development teams to ensure our advanced AI toolset runs efficiently and performantly at the edge, where compute resources are limited. For example, on our dual-facing AI dash cams, embedded AI models analyze driver behaviors and road conditions in real time to provide visibility into leading causes of preventable incidents, such as mobile usage, lack of seatbelts, tailgating, and inattentive driving. When a model detects these behaviors, Samsara’s Connected Operations Cloud can proactively coach drivers in real time to improve safety and empower them to improve their habits on the road.
Wireless Connectivity
We have capitalized on advances in cellular technology to capture data in our Connected Operations Cloud from places where it was not previously feasible to connect. Through rigorous coverage testing and configurations for bandwidth efficiency, we are able to reliably capture data even in remote locations within the continental United States with poor connectivity. Our vehicle gateway includes high-speed 4G LTE wireless and a built-in Wi-Fi hotspot to connect mobile devices in the cab, ensuring operations data captured by workers like compliance logs or electronic documents are available in real-time on the cloud dashboard. We have created robust contingencies for data storage and low-power configurations to maintain a consistent data chain in the event of poor cellular connectivity or low power scenarios. The result of these connectivity configurations is more data in our Data Platform. We believe that we are well positioned to capitalize on the ongoing rollout of 5G and the capabilities that a more robust network can provide, particularly in leveraging AI and video.
State-of-Art IoT Device Design
Our Connected Operations Cloud is open and flexible, ingesting and synthesizing data from IoT and connected assets, whether they are from the customer or provided by Samsara.
Our IoT devices are designed for ease of installation, value, reliability, and connectivity. Our solution is typically self-installed and can be fully deployed and configured in as little as one hour. Our IoT devices are designed to last several years in the field and generally include dual-SIM cards for greater flexibility to connect to the best available network.
We generally use off-the-shelf components and outsource the manufacturing of our IoT devices to joint design manufacturers, most of whom produce our devices in their facilities in Taiwan, with secondary locations such as Vietnam, the Philippines, Malaysia, and Thailand. We believe that using outsourced manufacturing partners enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. Our use of off-the-shelf components requires that we rely on the inventory availability of third parties, which may be affected by global component shortages. We expect that the need for our IoT devices will diminish over time as physical asset OEMs begin to produce connected assets that can connect to our Connected Operations Cloud without additional IoT devices provided by us.
Privacy and Security by Design
We have designed and developed our Connected Operations Cloud from the ground up with privacy and security in mind.
We provide customers with customizable privacy control measures, features, and tools to help them meet specific privacy requirements, standards, and applicable jurisdiction-specific legislation they may be subject to (including, for example, the GDPR, UK GDPR, UKDPA, and CCPA, as amended by the California Privacy Rights Act of 2020 (“CPRA”)). Our teams conduct privacy impact assessments, monitor guidance from industry and privacy experts, and interpret privacy legislation from relevant regulatory bodies. We use this input to update the privacy features of our Connected Operations Cloud, develop new features and Applications, and give our customers the tools they need to meet their data protection and privacy goals.

Our Connected Operations Cloud is designed to deliver a robust and ready-to-use security infrastructure to our customers, who can leverage our features to enhance their own security programs without needing to have deep security expertise. We use industry standards and protocols to protect customer data, whether in transit (including TLS 1.2 and 256-bit AES encryption) or at rest in our hosted infrastructure (including FIPS 140-2 compliant encryption standards). Our security program is designed to identify and mitigate risks, and we look to evaluate and implement best practices and ways to improve our security on an ongoing basis. We are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization, which helps keep our customers’ data safe and available. We regularly use the Cybersecurity Framework published by the National Institute of Standards and Technology, a framework of standards, guidelines, and best cybersecurity practices, to evaluate our security program and to plan improvements. We engage independent entities to conduct platform, infrastructure, and hardware-level penetration tests on at least an annual basis. We have also implemented a public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities, which are identified by external researchers who are rewarded for their verified findings; our internal security team then works on addressing these vulnerabilities as appropriate.
App Marketplace and APIs
Samsara’s integration ecosystem includes over 270 pre-built integrations in our App Marketplace. This robust ecosystem of third-party integrations drives improved efficiency and insight for customers by unifying and analyzing data across multiple, previously siloed systems. To ensure easy adoption and seamless access for our developers, we have created “Getting Started” guides for all of our main integration types and we maintain a feature in the dashboard that allows customers to monitor integration health, provide a newsletter and discussion forum to share best practices, and have an API explorer feature in our documentation, which allows developers to try out API calls with their own data before building a full deployment. We are seeing strong adoption of integrations on our platform, with our largest customers using on average six or more API integrations.
Sales and Marketing
We primarily sell subscriptions to our Connected Operations Cloud to large, medium-sized, and small businesses through direct sales. Our enterprise sales team takes an account-based approach to target large multinational corporations, while our mid-market and commercial sales teams focus on medium-sized businesses and small businesses using both inbound and outbound sales techniques. Both teams are supported by a close partnership with our marketing team’s lead generation engine. For smaller customers, add-ons, expansions, and renewals, we have a self-service model driven by a seamless web store experience.
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
In addition to our internal sales team, we also have a network of reseller partners who sell our solution to customers. Further, we have established referral programs with some of our insurance and other partners, which act as an additional lead generation source.

Partners
We have built a robust ecosystem that includes over 270 integration partners in our Samsara App Marketplace, powered by an active developer community. In addition to these integration partners, we work with a network of system integrators, consultants, and implementation partners in our Experts Marketplace. We are seeing strong adoption by customers integrating into our system, with our largest customers using on average six or more API integrations. This enables developers to integrate our Connected Operations Cloud into a variety of use cases from payroll to TMS, fuel purchasing tools, navigation, and more. These APIs cover all of Samsara’s core Applications. We also have partnerships with OEMs who build connectivity into their products, such as vehicles and heavy equipment. These partnerships enable us to capture IoT data into our Connected Operations Cloud without requiring customers to install aftermarket IoT devices. This lowers the barrier to connecting data to our platform. Our partner ecosystem also encompasses a number of commercial partnerships. We work with a network of reseller partners and also have partnerships with insurance providers and select vendors in the third-party logistics (3PL) network. We have also partnered with insurance companies, who have become an important partner constituency whose end customers can leverage our Connected Operations Cloud in order to improve safety. As our relationships with these insurance partners have deepened, they have often incentivized their end customers to adopt our Connected Operations Cloud in exchange for reduced insurance premiums.
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
•Cloud-native software applications whose feature set is effective, extensible, and evolving;
•Rapid development cycle;
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
Our solution allows customers to use Samsara as their only physical operations management provider, instead of having to source, integrate and adopt point solutions across a variety of vendors. However, some of our existing or potential competitors have substantially greater financial resources, greater brand recognition, larger sales forces and marketing budgets, as well as broader distribution networks. Large enterprises, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well.
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
As of February 3, 2024, our portfolio consisted of 100 issued and eight allowed (issuance pending) patents in the United States. Our issued patents are scheduled to expire between 2035 and 2040. We also had 121 patent applications pending for examination in the United States and one non-U.S. patent application. Despite our pending U.S. patent applications, there can be no assurance that our patent applications will result in issued patents.
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
In addition to the privacy and security measures that we incorporate into the design, engineering, and testing processes for our solution, we have company-wide policies that describe how we collect, use, protect and disclose data. We provide ongoing training to our employees to appropriately handle and secure data. We are also able to assist our customers in demonstrating their compliance with applicable data protection and privacy laws and regulations through the use of template accountability documentation (e.g., data protection impact assessments, supporting policies, and data transfer impact assessments), which can be configured and tailored by customers to address their particular use cases and organizational requirements. We offer and include the latest EU Standard Contractual Clauses (“SCCs”) and supporting UK International Data Transfer Addendum in our contractual terms with customers for the purpose of helping enable our customers’ continued compliance with the changing regulatory landscape in connection with transferring personal data subject to the GDPR, UK GDPR, and UKDPA to “third countries” that have not been found to provide adequate protection to such personal data, including the United States, highlighting a commitment to protect personal information in accordance with a set of privacy principles that offer meaningful privacy protections and recourse for European-based individuals. We also include terms pursuant to the CCPA, as amended by the CPRA (together with its implementing regulations), in our contractual terms. We also maintained a self-certification under the EU-U.S. and Swiss-U.S. Privacy Shield programs, and transitioned automatically to the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Frameworks, along with a UK Extension to the EU-U.S. Data Privacy Framework. The Swiss-U.S. Data Privacy Framework is still awaiting an adequacy decision from Switzerland’s Federal Data Protection and Information Commissioner. We hold our service providers and subprocessors to high data protection and privacy standards, including through contractual commitments and periodic reviews and audits.
See the section titled “Risk Factors—Risks Related to Government Regulation” for additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations.
Available Information
Our website address is located at samsara.com and our investor relations website is located at investors.samsara.com. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC. We make copies of these reports and other information available on our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our investor relations website, our corporate website (www.samsara.com), and our corporate blog (www.samsara.com/blog) in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. Except as expressly set forth in this Annual Report on Form 10-K, the contents of our websites are not incorporated by reference into, or otherwise to be regarded as part of, this report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
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
We have been growing rapidly over the past several years. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts, non-renewals of contracts or product returns by our existing customers, the maturation of our business, and macroeconomic factors, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will continue to decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.
We have a history of losses and may not be able to achieve our profitability targets in the future.
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses in future quarters. We incurred net losses of $286.7 million and $247.4 million for the fiscal years ended February 3, 2024 and January 28, 2023, respectively. As a result, we had an accumulated deficit of $1,455.1 million and $1,168.4 million as of February 3, 2024 and January 28, 2023, respectively. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Cloud, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, or we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Cloud or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving our profitability targets, which would cause our business, financial condition, and results of operations to suffer.
Additionally, we have granted restricted stock units (“RSUs”) to our employees and certain non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. In the fourth quarter of fiscal year 2024, we recognized stock-based compensation expense of $60.4 million related to RSUs for which the service condition had been satisfied or partially satisfied. The remaining unrecognized stock-based compensation expense relating to our outstanding RSUs was $447.1 million as of February 3, 2024, representing the remaining expense expected to be recognized as these RSUs vest. Our future operating expenses will include a substantial amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve our profitability targets.

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
Our future success depends, in part, on our ability to sell subscriptions to access our Connected Operations Cloud to new customers. Our ability to attract new customers will depend on the perceived benefits and pricing of our solution and the effectiveness of our sales and marketing efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:
•potential customers’ inexperience with or reluctance to adopt software and cloud-based solutions in their physical operations;
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
•our failure to develop our application ecosystem and integrate with new third-party and customer software applications and devices used by potential customers;
•our failure to help potential customers successfully deploy and use our solution; and
•general macroeconomic conditions, including elevated inflation and interest rates, financial distress caused by bank failures and other recent financial, economic, and political events that may impact our customers and the industries in which they operate.
If our efforts to attract new customers are not successful, our business, financial condition, and results of operations will suffer.

If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.
To maintain or improve our results of operations, it is important that our customers renew their subscriptions to our Connected Operations Cloud when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for an initial subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew their subscriptions for a similar contract period, on the same payment terms, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us, and it is difficult to accurately predict long-term customer retention. Customers may choose not to renew their subscriptions for many reasons, including the belief that our solution is not required for their business needs or is otherwise not cost-effective, a desire to reduce discretionary spending in response to macroeconomic or other factors, our discontinuation of a desired application or loss of applicable regulatory certifications, a dissatisfaction with their overall customer experience, or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions that affect our customer base, the dissolution of their business or business unit utilizing our solution, or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.
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
We market and sell subscriptions to access our Connected Operations Cloud primarily through a direct sales model, and we must expand our sales organization to increase our sales to new and existing customers. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our Connected Operations Cloud, our sales team will need to continue to focus on expanding use of our Connected Operations Cloud by that customer, including increasing the number of our IoT devices and Applications used by that customer and expanding their deployment of our Applications across other use cases. All of these efforts will require us to invest significant financial and other resources. We have also experienced turnover in our sales and marketing teams, including within the senior leadership of those teams, which often results in costly training, operational inefficiency, and potential execution risks. If we are unable to expand and successfully onboard our sales force and new sales and marketing leaders at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, if our sales programs are not effective, or if we are not able to accurately account for the impact of sales personnel leaves of absence.

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
In particular, part of our strategy is to target sales to larger customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles (which typically last several months and, in some cases, have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment terms, substantial upfront sales costs, and less predictability in completing some of our sales. For example, large customers often require considerable time to evaluate and test our solution prior to purchasing a subscription. A number of factors influence the length and variability of our sales cycle, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use cases, the specific deployment plan of each customer, the complexity of the customer’s organization, and the difficulty of such deployment, as well as whether a sale is made directly by us or through resellers or other partners. Moreover, large customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, sales to large customers and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.
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
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers, and in some instances, a single joint design manufacturer, to allocate sufficient manufacturing capacity to meet our needs, to produce IoT devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable. For example, over the last several fiscal years, there has been an ongoing global silicon component shortage, which has resulted in increases in the cost of devices and components and delays in shipments of goods across many industries, including components used in our IoT devices. Global transportation and freight networks have also been strained as a result of global health crises, geopolitical conflicts, labor disputes, and other factors, which has caused freight shipping costs and lead times to increase. Increases in the cost of devices or components, or freight to transport those items, could negatively impact our results of operations.
Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks (such as outbreaks of the COVID-19 pandemic) and resulting lockdowns, geopolitical disputes (such as ongoing conflicts between China and other countries), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine and the conflict in Israel and Gaza), component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our joint design manufacturers and suppliers have a large presence in Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our manufacturing and supply partners’ operations in Taiwan and secondary locations in Asia. Although we have extended our supply orders to the latest quoted lead times and have made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
In addition, some of our suppliers, joint design manufacturers, and logistics providers may have more established relationships with larger volume device manufacturers, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. For example, in light of silicon component shortages, we expect that our suppliers’ larger volume customers will be able to exert more influence to purchase components from our suppliers than us, and accordingly, we bear significant risk if we are unable to successfully source components for our IoT devices. Developing suitable alternate sources of supply for these devices and components may be time-consuming, difficult, and costly, and we may not be able to source these devices and components on terms that are favorable to us, or at all, which may adversely affect our ability to meet our requirements or provide our customers with needed IoT devices in a timely or cost-effective manner. Because our customers often must install IoT devices before being able to fully utilize our Connected Operations Cloud, any interruption or delay in the supply of any of these devices or components, or the inability to obtain these devices or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to onboard new customers.
Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our results of operations.
Our third-party manufacturers and suppliers procure components for our IoT devices based on our forecasts, and we generally do not hold significant inventory for extended periods of time. These forecasts are based on estimates of future demand for our solution, which can be adjusted based on historical trends and analysis and for overall market conditions, and we cannot guarantee the accuracy of our forecasts. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.

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
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the fiscal year ended February 3, 2024, we increased our operating expenses to $1,013.7 million as compared to $729.3 million for the fiscal year ended January 28, 2023. We expect to continue making significant expenditures on sales, hiring, and marketing efforts, and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to increase long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business, and we expect to continue making significant expenditures in pursuit of these initiatives. We may not be able to successfully execute these or other strategic initiatives or execute these initiatives on our expected timetable. If we are not successful in expanding our use cases and obtaining operational efficiencies, our business, financial condition, and results of operations could be harmed.
If we are not able to develop and timely introduce new technologies for our Connected Operations Cloud that achieve market acceptance, keep pace with technological developments, and meet existing and emerging regulatory requirements, our business, financial condition, and results of operations would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing offerings and to introduce compelling new Applications, hardware, and features that reflect the changing nature of our customers’ needs and the regulations to which they are subject. The success of any enhancement to our Connected Operations Cloud depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our Data Platform, and overall market acceptance. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings, and changes in demand for our solution may also materially impact the successful implementation of new Applications. Any new application that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
Further, the development and introduction of new Applications can be difficult, time-consuming, and costly. There are inherent risks and uncertainties associated with offering new Applications, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new application are evolving. If we are unable to successfully develop and timely introduce new Applications, enhance our existing Connected Operations Cloud to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations would be harmed.
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
Some of our competitors may have greater financial resources, greater brand recognition, larger and more effective sales forces and marketing resources than us, as well as broader distribution networks. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. For example, we rely upon Amazon for AWS web hosting, and we do not currently have an alternative provider. If Amazon decided to compete with us and did not allow us to renew our commercial agreement, this may have a significant impact on our solution and would require that we allocate time and expense to setting up our Connected Operations Cloud on an alternative hosting service. We expect competition to increase as other established and emerging companies, such as Motive, Netradyne, Platform Science, and Verkada, enter the markets in which we compete, as customer requirements evolve, as the regulatory landscape evolves, and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. Some of our competitors have engaged in, and may in the future engage in, business practices that we consider to be unlawful. For example, in January 2024, we filed a lawsuit against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. Responding to this and similar misconduct may be costly and time-consuming and may distract management from other business priorities. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. Our current and potential competitors may develop and market new technologies with comparable functionality to our solution. As a result, we may experience reduced gross margins, longer sales cycles, less favorable payment terms, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.
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
As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our Data Platform, networks, and other systems, and we also rely on third parties that are not directly under our control to do so. We and many of our third-party partners, including our subprocessors and service providers, have security measures and disaster response plans in place that are designed to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service and other attacks, and natural disasters and other sources of disruptions to the operation of our Connected Operations Cloud or our or our third-party partners’ operations, including power outages and telecommunications and other failures. Our or our third-party partners’ systems and security measures may be breached, otherwise compromised, fail, or be disrupted as a result of actions by malicious insiders or third parties (including nation-state actors, such as those acting in connection with ongoing geopolitical tensions), such as intentional misconduct by computer hackers, phishing (including by impersonating us through using domain names that are confusingly similar to ours) and other means of social engineering, including fraudulent inducement of employees or customers to disclose usernames, passwords, or other sensitive information, and employee or contractor error or malfeasance. For example, as a result of the ongoing conflict between Russia and Ukraine, the U.S. government has issued a “Shields Up” alert and other warnings for American organizations noting the potential for Russia’s cyberattacks on Ukrainian government and critical infrastructure organizations to impact organizations in the United States. More generally, we and other American organizations may face increased risk of cyberattacks related to geopolitical tensions and events such as the Russia-Ukraine conflict and the conflict in Israel and Gaza. If such an attack were to occur and were to impact us or our third-party partners, the relevant systems and security measures may provide inadequate protection. In addition, advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Any breach, incident, compromise, or failure of, or impacting, our systems or those of our third-party partners could result in the loss, corruption, or unavailability of our or our customers’ data, loss of intellectual property, someone obtaining unauthorized access to, modifying, exfiltrating, or otherwise processing without authorization our customers’ data or our data, or disrupting or obtaining unauthorized access to our Connected Operations Cloud or other systems. Because a security breach or incident could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches or incidents and implement adequate preventative measures. We incur costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes in ongoing efforts to prevent such breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to notify third parties of, and otherwise address the incident or breach and its root cause. In the United States, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents experienced by public companies, as well as cybersecurity governance and risk management practices. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises sensitive data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business.

Third parties may also conduct attacks designed to temporarily deny customers access to our Connected Operations Cloud or disrupt or otherwise impede such access or our Applications’ performance. Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyber-attacks or vulnerabilities impacting our solution. For example, in July 2020, the U.S. Federal Bureau of Investigation issued a private industry notification alerting industry participants to cyber-threats targeted at ELDs. Compromise of our IoT devices could pose a health and safety hazard if a malicious actor exploits a vulnerability that allows for control of or interference with the operation of our customers’ equipment. Any actual or perceived security breach or incident affecting our Data Platform or other aspects of our systems, networks, or operations, such as any compromise of our IoT devices or any denial of service attack or other disruption to our Connected Operations Cloud, affecting data we or our service providers process or maintain, or affecting our customers’ equipment or operations could result in a loss of customer confidence in the security, integrity, or safety of our solution and damage to our brand and reputation, reduce the demand for our solution, disrupt our normal business operations, require us to spend material resources to correct the breach or incident and otherwise respond to it, expose us to legal liabilities, including claims and litigation by private parties, regulatory investigations and other proceedings, fines, penalties, and indemnity obligations, and materially and adversely affect our financial condition and results of operations. These risks will increase as we continue to grow the scale and functionality of our Connected Operations Cloud and as we store, transmit, and otherwise process increasingly large amounts of information and data, which may include proprietary, sensitive or confidential data, or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks, or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage as to any future claim. Any of these results could harm our growth prospects, financial condition, business, and reputation.
Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
In order to provide real-time support to our customers, we have created internal platform controls and system tools that are used by our employees to diagnose and correct customer issues. If our employees were to intentionally abuse these platform controls and system tools, for example, by interfering with or altering our IoT devices or our customers’ connected assets and accessing our customers’ data, or otherwise violate company policies, our customers could be significantly harmed. For example, our employees have historically had broad access to customers’ video footage, and although we have implemented greater access controls over time, such controls may not ensure that our employees’ use of customers’ video footage is in all cases appropriate. Additionally, some of our Applications have features allowing them to control large industrial assets, and interact with the data port of vehicles through their ignition line; any abuse or misuse of these capabilities could cause substantial disruption or damage to our customers. Any abuse or misuse by our employees of our internal platform controls and system tools, even if inadvertent, could result in potential legal liability and reputational damage to both our customers and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform controls and system tools could significantly and adversely harm our business and reputation.
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
Continued adoption of our solution depends in part on the ability of our existing and potential customers to access our solution within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, outages, and other performance problems with our solution and infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, or security-related incidents. If our solution is unavailable or if our users and customers are unable to access our solution within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. The impact upon our customers may be further heightened by the nature of our solution connecting to their physical infrastructure, which may impede or harm their fleet, equipment, sites, or other physical operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, financial condition, and results of operations could be adversely affected.

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
Interruptions or performance problems with either our technology and infrastructure or our data center hosting facilities could, among other things:
•result in the destruction or disruption of any of our critical business operations, controls, or procedures or IT systems;
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
Two critical links in our current Applications are between IoT devices and GPS satellites and between IoT devices and cellular networks, which allow us to obtain location and other operational data and transmit that data to our Data Platform. Service outages occurring in the cellular network upon which our Connected Operations Cloud relies or lack of coverage in certain locations have affected and may in the future adversely affect the functionality of our solution. Moreover, technologies that rely on GPS depend on the use of radio frequency bands, and any modification of the permitted uses of these bands may adversely affect the functionality of GPS and, in turn, our solution.
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
In order to support customers’ adoption of our Connected Operations Cloud, we develop IoT devices that are compatible with a wide variety of hardware, software, and infrastructure. Not only must we ensure our IoT devices are compatible with third-party software applications and technologies developed by our partners and vendors, but we must also ensure that our IoT devices can interface with third-party hardware, software, or infrastructure that our customers may choose to adopt. To the extent that a third party were to develop software applications or IoT devices that compete with ours, that provider may choose not to support our solution. In particular, our ability to accurately anticipate evolving wireless technology standards and ensure that our IoT devices comply with these standards in relevant respects is critical to the functionality of our IoT devices. Any failure of our IoT devices to be compatible or comply with the hardware, software, or infrastructure—including wireless communications standards—utilized by our customers could prevent or delay their implementation of our Connected Operations Cloud and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we design our IoT devices, our ability to introduce and sell subscriptions to our Connected Operations Cloud would be harmed.
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
We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as channel partners, OEM partners, integration partners, installation partners, financing partners, and other strategic technology companies or technology partners. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests, and there is no assurance that any strategic relationship will achieve our business purposes or that the resources we use to develop the relationship will be cost-effective. Parties with whom we establish strategic relationships also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to our strategic relationships or adequately deliver on their responsibilities or commitments, including to us or our customers. Further, companies with whom we maintain strategic relationships may de-emphasize their dealings with us or become competitors in the future. We also have limited, if any, control as to other business activities of these parties, and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law, or suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
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
Further, we rely in part on direct sales employees to sell subscriptions to our solution in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team, and corporate infrastructure, as well as exploring further relationships with third-party resellers and channel partners. We intend to continue increasing the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel, including new sales and marketing team leaders, will take considerable time to enable new employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain, and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.
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
We believe that our success to date has been driven in large part by our company’s values of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team. As we mature, we may find it difficult to maintain these important aspects of our culture, especially in a flexible work environment in which we have limited experience operating. It is possible that continued widespread remote or flexible work arrangements may have a negative impact on our operations, the execution of our business plans, the productivity of key personnel and other employees necessary to conduct our business, or otherwise cause operational failures. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.
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
AI is enabled by or integrated into some of our existing Applications and systems and we expect that it will play an increased role in our future offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Our, or our vendors’, use of AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information and could lead to new potential cyberattack methods for third parties or be used to increase the frequency or intensity of cyberattacks. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by U.S. courts or other federal or state laws or regulations, and the use of third-party AI technologies in connection with our solution and operations may result in exposure to claims of copyright infringement or other intellectual property misappropriation, or a reduced ability to protect our intellectual property.

Some AI scenarios may also present ethical issues. Though our business practices are designed to help mitigate these risks, if we enable or offer AI features that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm. Additionally, potential government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution. For example, the European Union Artificial Intelligence Act (“EU AI Act”), which is in final form, awaiting formal approval by the European Council and the European Parliament, will impose a series of legal and technical obligations and restrictions on companies’ use and development of AI. Under the proposed EU AI Act, fines can reach up to the greater of €30 million and 6% of global annual turnover. Other countries, including the United States, have begun considering AI regulations. For example, at the federal level, the Biden Administration issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence in October 2023 that, among other things, articulates new Standards for AI safety and security; the Federal Trade Commission adopted streamlined procedures for AI-related investigations in November 2023; and several bills involving AI have been introduced in Congress. Several states have also established study commissions that could lead to the regulation of AI at the state level.
In addition, our competitors, customers, or other third parties may incorporate AI more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in us failing to recoup our investments in developing AI-powered offerings. Uncertainty around new and emerging AI technologies, such as generative AI, may require additional investment in the development of these technologies. Any challenges in deploying our AI-based technologies, or the ability of our competitors to do so more effectively, may impair our ability to compete effectively, result in reputational harm, and have an adverse impact on our operating results.
We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with refunds of prepaid amounts, which would lower our revenue and harm our reputation, business, financial condition, and results of operations.
Our subscription agreements typically contain service-level commitments, and our agreements with larger customers may carry higher service-level commitments than those provided to customers generally. If we are unable to meet the stated service-level commitments, including failure to meet the uptime and response time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our solution and, as such, our service-level commitments will increase if more customers choose higher tier subscriptions. Although our historical service credits have not been significant, any future service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Cloud could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
Our Connected Operations Cloud is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when features and Applications are in testing phases, first introduced, or not performing as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, loss of applicable regulatory certifications, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our solution because a failure or defect in our solution could have a significant impact on their business or employees, including leading to death, serious bodily injury, or noncompliance with applicable regulations. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use some of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we will be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have often implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update, or our failure to adequately develop and deploy updated technology, may cause performance or security issues or disable certain devices in the field, as has occurred in the past. Such an error could require us to fix or replace such devices and may harm our relationship with the impacted customer or customers. Fixing or replacing such devices is costly and would have an adverse impact on our results of operations.
In addition, any data that we license from third parties for use in our solution may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our solution is perceived by our current and potential customers and could materially damage our reputation and brand.
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
A component of our growth strategy involves the further expansion of our operations and customer base internationally. Customer accounts outside the United States generated 12% of our revenue for the fiscal year ended February 3, 2024. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial resources.
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
•differing labor regulations, including with respect to wage and hour laws, that make it harder to do business in certain regions;
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
•political instability, geopolitical disputes such as the conflict between Russia and Ukraine, the conflict in Israel and Gaza, or increasing tensions between China and Taiwan, or terrorist activities;
•pandemics or epidemics that could result in decreased economic activity in certain markets, decreased use of our solution, or a decrease in our ability to import, export, or sell subscriptions to our solution and services to existing or new customers in international markets;
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
Our success is tied to our ability to identify and protect our proprietary technology, methodologies, know-how, and branding. We rely on a combination of trademarks, copyrights, patents, trade secrets and other intellectual property laws, contractual restrictions, and technical organizational security and confidentiality procedures to establish and protect our proprietary rights. However, the steps we take to protect our intellectual property rights, including our efforts in building out our patent portfolio or asserting our intellectual property rights against other parties, may be limited or inadequate. For instance, we will not be able to protect our intellectual property rights if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property rights, or unauthorized or unlawful use of our software, technology, or intellectual property rights. We also cannot guarantee that our intellectual property rights will provide competitive advantages to us, that our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will be unobstructed by our relationships with third parties, that any of our pending or future patent applications will have the coverage originally sought, or that we will not lose the ability to assert our intellectual property rights against or to license our technology to others and collect royalties or other payments. Further, the laws of some countries may not be as protective of intellectual property rights as those in the United States, and mechanisms for enforcement of intellectual property rights may be inadequate.
In addition, despite our precautions, it may be possible for unauthorized third parties to copy our solution, use information that we regard as proprietary to create offerings that compete with ours, or infringe upon or misappropriate our intellectual property. Some of our competitors have engaged in, and may in the future engage in, business practices that we consider to be unlawful. For example, in January 2024, we filed a lawsuit against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. Responding to this and similar misconduct may be costly and time-consuming and may distract management from other business priorities. There is also no guarantee that third parties will abide by the terms of our agreements or that we will be able to adequately enforce our contractual rights. We may also be unable to prevent third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights, thereby impeding our ability to build brand identity and possibly leading to potential confusion in the market and damage to our reputation and business.
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

Confidentiality agreements with employees and others may not adequately protect our intellectual property rights and proprietary technology or prevent the disclosure of trade secrets.
To protect our trade secrets, confidential information and distribution of our proprietary information, we generally enter into confidentiality, non-compete, proprietary, and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. No assurance can be given that these agreements will be effective in controlling access to trade secrets, confidential information and distribution of our proprietary information, especially in certain U.S. states and non-U.S. jurisdictions that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solution. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.
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
Third parties have claimed and may in the future claim that our operations and Applications infringe their intellectual property rights, and such claims have resulted and may result in legal claims against our customers, our channel partners, and us. These claims, as well as claims that we may bring against other parties, may damage our brand and reputation, harm our customer and channel partner relationships, and result in liability for us. We expect the number of such claims will increase as the number of Applications and the level of competition in our market grows, the functionality of our solution overlaps with that of other products and services, and the volume of issued patents and patent applications continues to increase. For example, in January 2024, we filed a lawsuit against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. Motive responded by filing a copycat complaint alleging that Samsara has engaged in patent infringement, false advertising, and trade secret misappropriation, among other things. Motive is currently seeking unspecified damages and an injunction. The scope and outcome of this litigation are uncertain. Responding to this matter and similar matters may be costly and time-consuming and may distract management from other business priorities. We have agreed in certain customer and channel partner contracts to indemnify customers and channel partners, and have accepted tenders for indemnification from certain of such customers, for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our solution. To the extent that any claim arises as a result of third-party technology we use in our solution, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the software and technology industries, including some of our current and potential competitors, own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Furthermore, patent holding companies, non-practicing entities, and other patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. Third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We have received notices and been subject to litigation (and we may be subject to litigation in the future) that claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to IoT devices and the enterprise software market. These and other possible disagreements, including claims that we may bring against other parties, could lead to delays in the research, development, or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.
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
Our solution is subject to a wide variety of laws and regulations in the United States and other jurisdictions, and may become subject to additional laws and regulations, and we devote considerable resources to the analysis of their applicability to our solution and its compliance with applicable laws and regulations. Failure to comply with applicable laws and regulations could require us to incur significant compliance, research and development, and other costs, penalties, and fines; adversely impact our business reputation and customer relationships; and otherwise adversely affect or make impossible our ability to produce, market, and sell subscriptions to our solution. The United States and other countries have enacted regulations related to ELDs and HOS or similar requirements, and some of our customers use our solution to comply with such regulations. Failure to comply ourselves, to enable such compliance by our customers, or to obtain and maintain any required certifications would prevent current and potential customers from using our solution for such compliance purposes and would have an adverse impact on our ability to sell subscriptions to our solution, our business reputation, and our customer relationships. For example, in the United States, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the FMCSA and similar regulations in other countries in which they are used. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop and sell subscriptions to our solution will continue to be subject to these rules and regulations, as well as many other federal, state, local and foreign rules and regulations, for the foreseeable future. For example, from time to time, we have received and expect to continue to receive inquiries from FMCSA relating to our self-certified ELD Application in the United States. These inquiries could put our self-certification of our ELD Application at risk or require changes to our ELD functionality that could make our ELD Application less desirable to existing and potential customers. Further, as another example, on January 1, 2023, Canada began enforcement of its ELD technical standard, mandating that motor carriers and drivers subject to HOS requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body. We have obtained certification for three of our ELD models in Canada. However, failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD Application for compliance purposes in Canada and could negatively impact the reputation and goodwill of our ELD offering in the United States. Furthermore, our solution may transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other federal and state agencies.
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
Regulatory compliance and reporting are driven by legislation, regulatory requirements, and related guidance, which are often subject to change, from regulatory authorities in nearly every jurisdiction globally. With respect to our Applications that are used for customers’ compliance purposes, changes in underlying regulations may reduce or eliminate our customers’ continued demand for Applications that address those regulations. For example, in the United States, fleet operators face numerous complex regulatory requirements, including, among others, electronic logging requirements; compliance, safety, and accountability driver safety scoring; limitations on HOS; and compliance and fuel tax reporting. If these regulatory requirements were reduced or eliminated, our Applications for the fleet use case would have reduced utility to our customers. Accordingly, the reduction in regulation of markets addressed by our Applications could materially and adversely affect our business, financial condition, and results of operations.
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

We also expect that there will continue to be new laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the GDPR, which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data subject to the GDPR from the European Economic Area (“EEA”) to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of SCCs approved by the European Commission; however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. For example, in the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs that are required to be implemented where appropriate. The EEA subsequently adopted an adequacy decision that also covers transfers of personal data to the United States under an alternative mechanism called the EU-U.S. Data Privacy Framework. The EU-U.S. Data Privacy Framework is the successor to the EU-U.S. Privacy Shield (“Privacy Shield”) and allows participating entities to transfer personal data to the U.S. As we continued to participate in Privacy Shield, we transitioned automatically to the EU-U.S. Data Privacy Framework, as well as a UK Extension to the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Framework, which are designed to allow personal data transfers from the United Kingdom and Switzerland, respectively, to the United States. The Swiss-U.S. Data Privacy Framework is still awaiting an adequacy decision from Switzerland’s Federal Data Protection and Information Commissioner. There is no guarantee that any of these frameworks will survive any legal challenges and therefore, in light of this uncertainty, we will need to continue monitoring and taking appropriate steps to mitigate the impact on us with respect to the transfers of relevant personal data outside of the EU, United Kingdom, and Switzerland. The United Kingdom has enacted the UKDPA and UK GDPR, which substantially implement the GDPR and provide for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted, in addition to the UK Extension to the EU-U.S. Data Privacy Framework, new data transfer mechanisms (namely, the UK International Data Transfer Agreement and the UK international data transfer addendum to the SCCs) addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented as necessary. While the EU has deemed the United Kingdom to be an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some jurisdictions and/or particular sectors also are considering or have enacted regulations or standards requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
In light of these and other developments, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the relevant countries and/or geographic areas (e.g., the EEA, Switzerland, and the United Kingdom), and may experience hesitancy, reluctance, or refusal by customers to use our solution due to the potential risk exposure to such customers as a result of sentiment e.g., within the EEA, Switzerland, and the United Kingdom regarding international data transfers and data protection obligations imposed on them. Failure to comply with the relevant laws and regulations like the GDPR could result in penalties for noncompliance (including possible fines e.g., up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations under the GDPR, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).
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

Various United States privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these United States privacy laws could result in a costly investigation or other proceedings by regulatory authorities or litigation by governmental authorities or private parties, each of which may result in potentially significant liability, loss of trust by our users, and a material and adverse impact on our reputation and business.
Additionally, in June 2018, California passed the CCPA, which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA provides that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CPRA, which amended the CCPA, was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states have implemented, or are considering implementing, their own versions of privacy legislation. The U.S. federal government also is contemplating federal privacy legislation. These laws and other evolving legislation may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Numerous differing state privacy and data security requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because our solution employs technology that may be perceived as subject to these laws, we and our customers have been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
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

While we have policies and procedures to address such laws, we cannot assure you that none of our employees or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. In many foreign countries, particularly in countries with developing economies, it may be customary or common practice for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use third parties to sell subscriptions to our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Similarly, some of our customers may be state-owned, exposing us to additional potential risks.
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, government enforcement investigations, criminal and/or civil sanctions, and suspension or debarment from government contracts, which could have an adverse effect on our reputation, business, financial condition, results of operations, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
A portion of our revenue is generated by sales to government entities, which are subject to a number of challenges and risks.
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Despite our efforts, we may not be able to obtain the requisite certifications or otherwise meet particular data security, or other requirements to sell to certain government entities, and government certification or other requirements for products like ours may change, thereby restricting our ability to sell to the U.S. federal government, state and local governments, education entities, or non-U.S. government sectors until we have attained the appropriate certification or otherwise met their particular requirements. Government demand and payment for our solution may be affected by public sector budgetary cycles, funding authorizations, and shutdowns, with funding reductions or delays adversely affecting public sector demand for our solution. For example, a shutdown of the U.S. federal government could delay public sector transactions and contracting by government entities. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. Additionally, any actual or perceived privacy, data protection, or data security incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our solution.
Some government entities have statutory, contractual, or other legal rights to terminate contracts with us for convenience, for lack of appropriation of funds, due to a default, or due to other contractual rights, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws, regulations, policies, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.
As a government contractor, we must comply with laws, regulations, policies, and contractual provisions relating to the formation, administration, and performance of government contracts and inclusion on government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, policies, or contractual provisions, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling subscriptions to our solution to our government customers. These laws, regulations, and policies may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from contracting with government agencies for a period of time. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could materially and adversely impact our business, results of operations, financial condition, public perception, and growth prospects.

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
Further, if our channel or other partners fail to obtain any appropriate import, export, or reexport licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”). For example, the United States recently imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies and adopted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. If we were to identify a need to obtain export approval for any such transaction, it could adversely affect our operations. Changes in our platform, solution, services, technology, and software or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, solution, services, technology, and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.
Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production and marketing of our products in certain jurisdictions may subject us to environmental and other regulations. In addition, certain states and countries may pass new regulations requiring our solution to meet certain requirements to use environmentally friendly components. For example, the EU has issued directives relating to chemical substances in electronic products. One directive is the Waste Electrical and Electronic Equipment Directive, which makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment, and disposal of equipment placed in the EU market. Another directive is the Restrictions of Hazardous Substances Directive, which bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the EU. In the future, various countries, including the United States or other state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with our IoT devices, we may face regulatory fines and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.

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
We use a number of third parties to perform services or act on our behalf in areas like sales, network infrastructure, administration, research, and marketing. It may be the case that one or more of those third parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to those related to taxation, corruption, bribery, economic sanctions, and export/import controls. Despite our significant efforts in asserting and maintaining control and compliance by these third parties, we may be held fully liable for third parties’ actions as fully as if they were a direct employee of ours. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, financial condition, and results of operations.
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
We recognize revenue from customers ratably over the term of their subscriptions. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in certain of our financial performance measures until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the contract with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts. Accordingly, we may not attain sufficient revenue to maintain positive cash flow from operations or achieve our profitability targets.
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
•The payment terms in our customer contracts;
•The timing of payments to our vendors, suppliers, and other parties;
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
•Seasonality in customer purchasing trends;
•Increases or decreases in the number of subscriptions or pricing changes upon any renewals of customer agreements;
•Changes in the mix of revenue attributable to subscriptions versus hardware, professional services, or other non-subscription revenue;
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
•The impact of the Russia-Ukraine conflict, the conflict in Israel and Gaza, geopolitical tensions involving China, and related macroeconomic events on our and our customers’ and partners’ respective operations;
•Our ability to successfully manage and realize the anticipated benefits of any future acquisitions of businesses, solutions, or technologies;
•The timing of expenses related to the development or acquisition of businesses, solutions, or technologies and potential future charges for impairment of goodwill from acquired companies;

•The length of a specific fiscal period; and
•Other risk factors described in this Annual Report on Form 10-K.
Seasonality may cause fluctuations in our results of operations and financial position.
We have experienced, and expect to continue to experience in the future, seasonality in our business, and our operating results and financial condition may be affected by such trends in the future. We believe this seasonality is largely due to our customers’ procurement cycles, as many customers look to spend the unused portions of their budgets prior to the end of their fiscal years, as well as the timing and structure of our internal sales incentive and compensation programs. As a result, we have historically seen higher demand for our solution in the fourth fiscal quarter of the year. We expect that this seasonality will continue to affect our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
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
In order to support our growth and respond to business challenges, such as developing new Applications for our Connected Operations Cloud to stay competitive, acquiring new technologies, expanding our sales and go-to-market activities, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our Class A common stock. If we obtain additional funds through debt financing, the terms of such indebtedness may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business and financial condition may be adversely affected.
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
The sales price for subscriptions to access our Connected Operations Cloud may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new Applications and features, changes in pricing models for existing Applications and access to our solution (including changes as to the timing of customers’ payments over the course of their subscriptions) or promotional programs. Our competitors, including new entrants to our market, may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide them for free. Any decrease in the sales prices for access to our Connected Operations Cloud, without a corresponding decrease in costs or increase in sales volume, would adversely affect our revenue, gross profit, operating income, net income, and free cash flow.
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

In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations, as well as a one percent excise tax on corporate stock repurchases by publicly traded companies. Additionally, for taxable years beginning on or after January 1, 2022, the Internal Revenue Code of 1986, as amended (the “Code”), eliminated the right to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize U.S. and foreign research and development expenditures over five and 15 tax years, respectively. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently U.S. research and development expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023, but we have no assurance that this proposal will become enacted. These updates, as well as any other changes to tax laws that are enacted, could adversely affect our tax liability. Many countries in the EU, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development (the “OECD”), are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. As part of the OECD’s base erosion and profit shifting project, over 130 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. If U.S. or other non-U.S. tax authorities change applicable tax laws, our overall tax liabilities could increase, and our business, financial condition, or results of operations may be adversely impacted.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our international customer contracts are denominated in currencies other than the U.S. dollar. Because our contract terms are typically several years, changes in currency exchange rates over the course of customers’ contract terms may impact the amount of revenue we recognize from a customer from period to period, even in the absence of changes to that customer’s subscriptions. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and partners are willing to pay in those countries and regions. Further, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher, which could have a negative impact on our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

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
As of February 3, 2024, we had U.S. federal net operating loss (“NOL”) carryforwards of $1,866.4 million and U.S. state NOL carryforwards of $2,484.1 million, which may be utilized against future income taxes. Under the Tax Cuts and Jobs Act of 2017, as modified by the Coronavirus Aid, Relief, and Economic Security Act, the deductibility of our federal NOL carryforwards generated in taxable years beginning after December 31, 2017 is limited to 80% of taxable income in taxable years beginning after December 31, 2020. Our NOL carryforwards may also be subject to limitations under state law. Limitations imposed by the applicable jurisdictions on our ability to utilize NOL carryforwards, including with respect to the NOL carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards. Under Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOL carryforwards.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. For example, we have taken and may be required to take certain non-cash charges in connection with future rent expenses relating to premises we have vacated or intend to vacate, which could have an adverse impact on our results of operations for the period in which we recognize such charges. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, costs to obtain and fulfill a contract, and income taxes.
Risks Related to the Ownership of Our Class A Common Stock
Sales or distributions of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
The market price of our Class A common stock could decline as a result of sales or distributions of a large number of shares of our Class A common stock in the market or the perception that these sales or distributions could occur, including following sales by our founders or distributions-in-kind by our early investors.
Certain of our employees, executive officers, and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our Class A common stock from time to time. Such sales of shares into the market could cause the market price of our Class A common stock to decline.
Certain holders of our common stock also have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Further, we have filed and expect to file in the future registration statements to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise or vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market as a result of being issued under such registration statement or pursuant to other securities law exemptions. Additionally, to fund the tax withholding and remittance obligations arising in connection with the vesting or settlement of RSUs, we have implemented a “sell-to-cover” option for our equity award holders, in which the holders of such RSUs may use a broker to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities. The occurrence of these sell-to-cover transactions on our RSU settlement dates could cause the market price of our Class A common stock to decline.
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Sales or distributions of substantial amounts of our Class A common stock in the public markets, or the perception that sales or distributions might occur, also could cause the trading price of our Class A common stock to decline and make it more difficult for you to sell shares of our Class A common stock.
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
•sales of large blocks of our Class A common stock, including sales by our executive officers and directors, as well as sales in connection with our RSU settlements to cover tax withholding and remittance obligations;
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
•general economic conditions, including economic slowdowns, the occurrence or expectation of recessions, financial distress caused by prior or anticipated bank failures, elevated inflation and interest rates, and tightening of credit markets;
•other events or factors, including those resulting from geopolitical disputes (including but not limited to the ongoing conflict between Russia and Ukraine, the conflict in Israel and Gaza, and geopolitical tensions involving China), pandemics (including COVID-19), incidents of terrorism or responses to these events; and
•the other factors described in this “Risk Factors” section and the section titled “Special Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.
The stock market experiences extreme price and volume fluctuations from time to time. The market prices of securities of companies, particularly technology companies, have experienced fluctuations that have often been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of your investment. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock remains low, including as a result of the concentration of ownership of our outstanding common stock among our existing executive officers, directors, and principal stockholders. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations. In addition, because we award RSUs to our employees as part of their total compensation package, and the value of those RSUs depends directly on our stock price, a sharp or prolonged decline in our stock price may make it more difficult for us to hire and retain our employees or may result in us granting more awards in the aggregate to hire and retain our employees.

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
The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. In July 2017, FTSE Russell announced that it would cease to include most newly public companies utilizing dual or multi-class capital structures in its indices, including the Russell 2000. Under the announced policies, our multi-class capital structure likely makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track such indices may not invest in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and place significant strain on our personnel, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have hired additional employees and have engaged outside consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional outside consultants, which will increase our operating expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including recently adopted and proposed SEC rules around cybersecurity, human capital management, and climate disclosures, among other topics, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest substantial resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
Being a public company subject to the aforementioned rules and regulations may make it more expensive for us to maintain director and officer liability insurance, and in the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
We generate our revenue from selling subscriptions to our Connected Operations Cloud to industries that depend on physical operations. These industries include transportation, construction, wholesale and retail trade, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Given the concentration of our business activities in these industries and their heightened susceptibility to disruption in times of economic uncertainty, we will be particularly exposed to certain economic uncertainty and downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including financial distress caused by bank failures, potential shutdowns of the United States federal government, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Russia and Ukraine, the conflict in Israel and Gaza, and geopolitical tensions involving China, elevated inflation rates and the responses by central banking authorities to control such inflation, and pandemics and epidemics, among others. Other general business and economic conditions that could affect us and our customers include fluctuations in economic growth, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate.

Economic uncertainty and associated macroeconomic conditions make it extremely difficult for businesses to accurately forecast and plan future business activities, and have caused and may continue to cause businesses to cease or slow spending on IT products, which has also caused, and could continue to cause, delays in and lengthening of sales cycles. Furthermore, during uncertain economic times, our customers have faced issues gaining timely access to sufficient credit on acceptable terms, which has from time to time resulted, and in the future may result, in an impairment of their ability to make timely payments to us. As a result, operational challenges and these volatile economic conditions have presented and may in the future present difficulties in our ability to timely collect accounts receivables from our customers due to their deteriorating financial condition. In addition, our existing customers may be acquired by or merged into other entities that use our competitors’ products, they may decide to terminate their relationships with us for other reasons, or they may go out of business, each of which would have an adverse effect on our future revenue. Additionally, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
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
Environmental, social, and governance (“ESG”) matters have become an area of heightened focus among our shareholders and other stakeholders, including among customers, employees, regulators, and the general public in the United States and abroad. In particular, companies face evolving rules, regulations, and expectations with respect to their practices, disclosures, and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives, and collecting, measuring, and reporting ESG information and metrics can be costly, difficult, and time consuming and is subject to evolving reporting standards, including climate and ESG-related disclosure requirements promulgated by the SEC, the EU, and California. These initiatives and related reporting requirements may present operational, reputational, financial, legal, and other risks, which could have a material impact on us.
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
From time to time, we have been subject to litigation, including the matters disclosed elsewhere in the Risk Factors section and in Note 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Where we have applicable insurance, it might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation, or even the burdens of litigation or potential threat of liability, could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could materially adversely affect our results of operations and cash flows, harm our reputation, or otherwise negatively impact our business.
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business and adversely affect results of operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, financial condition, and results of operations. For example, as a result of the COVID-19 pandemic and subsequent economic conditions, we have experienced an increase in the average length of sales cycles to onboard new customers, delays in new projects and purchasing decisions, and requests by some customers for contract renegotiations or extension of payment obligations, all of which have adversely affected, and could materially and adversely impact, our business, financial condition, and results of operations in future periods. In addition, the COVID-19 pandemic has disrupted the operations of certain of our customers and technology partners, including as a result of supply chain constraints or uncertainty in the financial markets, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, leading to an economic downturn, which could adversely affect demand for our solution, has led to some of our customers going through bankruptcy proceedings, has adversely affected our ability to collect payments from our customers and could harm our business and results of operations. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our customers and partners or the economy as a whole.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized activity on or conducted through our production and information systems that may result in adverse effects on the confidentiality, integrity, or availability of our systems or any information residing therein.

We routinely conduct risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change that may affect production and information systems that are vulnerable to such cybersecurity threats and assessments in the event Samsara-specific or industrywide relevant vulnerabilities are discovered. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether, and if so, how, to design, implement, and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. For example, to advance and demonstrate our commitment to data security and privacy, we have achieved four cybersecurity-related certifications under standards promulgated by the International Organization for Standardization (ISO). We devote significant resources and designate high-level personnel, including our Chief Information Security Officer (our “CISO”), who reports to our Chief Information Officer, to manage the cybersecurity-related risk assessment and mitigation process.
As part of our overall risk management system, we regularly monitor and test our safeguards and train our personnel on these and other safeguards, in collaboration with our human resources, business technology, and management teams. Personnel across the company are made aware of our cybersecurity policies and procedures through training.
We are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We regularly use the Cybersecurity Framework published by the National Institute of Standards and Technology–a framework of standards, guidelines, and best cybersecurity practices–to evaluate our security program and to plan improvement.
We engage assessors, consultants, outside counsel, and other third parties in connection with our cybersecurity-related risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. For example, we engage independent entities to conduct platform, infrastructure, and hardware-level penetration tests on at least an annual basis.
Like other technology companies, we have faced and expect to face cybersecurity threats on an ongoing basis. As of the date of this Annual Report on Form 10-K, however, we do not believe that any prior cybersecurity-related threats or incidents have materially affected our company. In addition, we require other third-party service providers with access to our systems or processing sensitive data for us to certify that they have the ability to implement and maintain reasonable and appropriate security measures, consistent with all applicable laws, in connection with providing services to us, and to promptly report any suspected breach of their security measures that may affect our company.
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” including “Risk Factors—Risks Related to Our Business, Industry, and Operations: If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Cloud may be perceived as not being secure or safe, our reputation may be harmed, and our business could be materially and adversely affected.” and elsewhere in this Annual Report on Form 10-K.
Governance
A key function of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight responsibilities as a whole, as well as through our Audit Committee.
Our CISO is primarily responsible for assessing and managing our material risks from cybersecurity threats. Our CISO, as of the date of this report, has experience in cybersecurity leadership roles at Microsoft Corporation, where he helped drive core security programs for the Windows operating system, including platform integrity, cryptography, data protection, identity and access control. He also held a leadership role in the mergers and acquisition security program at Salesforce, Inc., which included the assessment and remediation of security of potential and approved acquisitions. After he obtained his Bachelor of Science Degree in Electrical Engineering, he served for eight years as a Nuclear Submarine Officer for the U.S. Navy. He also has a Master of Business Administration degree.
Our CISO is supported by a team of personnel with experience in cybersecurity, including at other public companies in the technology industry.

Our CISO oversees our cybersecurity policies and processes, including those described in the section titled “Risk Management and Strategy” above. The processes by which our CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following:
•Ongoing threat intelligence monitoring aimed at helping Samsara identify threats that may impact Samsara’s production and information environments;
•Mechanisms for real-time or otherwise prompt reporting through multiple channels, including e-mail and instant messaging to a team of on-call incident responders;
•Supplemental retrospective reviews of reported incidents to identify trends and track resolution of incidents identified during the incident review process;
•Routine product reviews to assess progress on key security initiatives, along with assessing existing and emerging product-related risks; and
•Annual tabletop exercises in which we test our incident response procedures with management representatives from across the company.
Our CISO provides periodic briefings to our Audit Committee regarding cybersecurity risks and activities, including recent cybersecurity incidents and related responses, cybersecurity systems testing, cybersecurity training efficacy, and cybersecurity risks. As necessary, our Audit Committee provides periodic updates to our Board of Directors on such reports. In addition, our CISO provides periodic briefings to the Board of Directors on cybersecurity risks and activities.
Item 2. Properties
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. As of February 3, 2024, our principal offices consisted of approximately 133,000 square feet of leased property in San Francisco, California. We also lease office space for our operations in various locations throughout the United States, as well as office space in a number of countries in Europe, North America, and Asia. All of our offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our foreseeable needs, and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
Item 3. Legal Proceedings
We are involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows, or financial condition. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on legal proceedings, refer to the section titled “Litigation” under Note 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Holders of Record
Holders of our common stock as of February 3, 2024 were as follows:
•Class A common stock: 41 stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.
•Class B common stock: 42 stockholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to the definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC within 120 days of our fiscal year ended February 3, 2024.
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
The performance graph below compares (i) the cumulative total return on our Class A common stock from December 15, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through February 3, 2024 (the last day in our fiscal year 2024) with (ii) the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on December 15, 2021 and the reinvestment of dividends. The performance graph uses the closing market price on December 15, 2021 of $24.70 per share as the initial value of our Class A common stock. The comparisons on this performance graph are based upon historical data and are not necessarily indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
150
100
50
-
12/15/2021
1/29/2022
4/30/2022
7/30/2022
10/29/2022
1/28/2023
4/29/2023
7/29/2023
10/28/2023
2/3/2024
Samsara Inc.
S&P 500 Index
S&P 500 Information Technology Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” or included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal year 2024 was a 53-week fiscal year, with the fourth quarter consisting of 14 weeks, and fiscal years 2023 and 2022 each consisted of 52 weeks, with the fourth quarter consisting of 13 weeks.
This section of our Annual Report on Form 10-K generally discusses our financial condition and results of operations for fiscal years 2024 and 2023, and year-to-year comparisons between fiscal years 2024 and 2023 in accordance with GAAP. A discussion of our financial condition and results of operations and our liquidity and capital resources for fiscal year 2022, and year-to-year comparisons between fiscal years 2023 and 2022 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 28, 2023 included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 21, 2023.
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness IoT data to develop actionable insights and improve their operations.
Our Connected Operations Cloud consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights, using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Our differentiated, purpose-built suite of Applications enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We were founded in 2015 and have achieved significant growth since our inception. For the fiscal years ended February 3, 2024 and January 28, 2023, our revenue was $937.4 million and $652.5 million, respectively, representing year-over-year growth of 44% or year-over-year adjusted revenue growth of 41%. Our net loss was $286.7 million and $247.4 million for the fiscal years ended February 3, 2024 and January 28, 2023, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Our Business Model
In each of the past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Cloud, which today includes Applications for Video-Based Safety, Vehicle Telematics, Mobile Apps and Workflows, Equipment Monitoring, and Site Visibility. A subscription to our Connected Operations Cloud includes IoT data collection, which usually comes from a Samsara IoT device, such as an internet gateway, camera or sensor, or at times from a third-party solution; cellular connectivity for our IoT devices; access to our cloud Applications, application programming interfaces, and the Samsara App Marketplace; customer support; and warranty coverage. We generally price our subscriptions on a per asset, per application basis. For example, one vehicle using two Applications (Video-Based Safety and Vehicle Telematics) would count as two subscriptions.
Our Connected Operations Cloud is designed to be a digital hub for our customers and a mission-critical part of their operations. Our criticality and integration into existing infrastructure is demonstrated by long contract lengths, which typically span an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. We recognize revenue from our subscriptions ratably over the term of the contract. We bill monthly, quarterly, semi-annually, annually, or in advance, depending on the specifics of each contract.

Our go-to-market strategy is focused on landing new customers and expanding their adoption of our Connected Operations Cloud. We primarily sell through a direct sales force, which focuses on landing and expanding large and mid-market customers with numerous physical assets. We also sell through resellers, which expands our reach and allows us to access certain customer channels more efficiently. Additionally, we offer self-service and low-touch inbound sales to attract a broad range of smaller customers onto our platform.
Our Customers
As our business has scaled, we have increasingly focused our sales efforts on larger customers. As of February 3, 2024, we had more than 16,000 customers, each representing $10,000 or more in annual recurring revenue (“ARR”), or Core Customers5, and approximately 92% of our ARR came from Core Customers. Our customer counts fluctuate from period to period, including due to customer mergers, acquisitions, consolidations, spin-offs, and other market activity. We have a very diverse customer base and no significant customer concentration, with no single customer accounting for more than 1% of our ARR as of February 3, 2024.
Our solution is used by businesses of varying sizes across a broad range of industries that depend on physical operations, including: transportation, construction, wholesale and retail trade, field services, logistics, utilities and energy, government, healthcare and education, manufacturing, food and beverage, and others. Our industry-agnostic approach and the horizontal applicability of our solution have enabled us to deploy our platform to a diverse set of industries.
We have extended our Applications over time to address the needs of our customers. We started with Applications for connected fleets, where we observed a large and underpenetrated market opportunity, and then expanded into connected equipment and connected sites, where we observed similar opportunities to improve operations around physical assets. As of February 3, 2024, over 80% of our Core Customers and 90% of our customers representing over $100,000 in ARR are using multiple Applications. Two of our Applications, Video-Based Safety and Vehicle Telematics, each represented more than $400 million of ARR and grew more than 30% year-over-year, and one of our Applications, Connected Equipment, represented more than $100 million of ARR and grew more than 30% year-over-year as of February 3, 2024. We believe this demonstrates the flexibility of our solution and our ability to develop and grow new Applications.
Our key focus is multi-application adoption. Customers may land with large-scale, multi-application contracts, or land with one application within one division and expand their adoption over time. Regardless of how our customers land, we focus on expanding their usage of Connected Operations Cloud and encourage full-scale rollouts across their geographies and divisions.
While our Connected Operations Cloud is accessible to customers of all sizes and we have achieved rapid adoption over time, we are particularly focused on larger customers representing over $100,000 in ARR. As of February 3, 2024, approximately 52% of our ARR came from customers representing over $100,000 in ARR. These customers generally contribute higher revenue, land with multiple products, have higher retention rates, and demonstrate stronger unit economics. The number of our customers representing over $100,000 in ARR has increased over time from 1,237 as of January 28, 2023 to 1,848 customers as of February 3, 2024. Customers representing over $100,000 in ARR generally adopt more Applications than our overall customer base. For example, as of February 3, 2024, more than 90% of these customers use two or more Applications and more than 50% use three or more Applications.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	February 3, 2024	January 28, 2023	January 29, 2022
ARR	$1,101,981	$795,053	$558,113
Customers > $100,000 ARR	1,848	1,237	806
5 We previously defined “Core Customers” as customers representing over $5,000 in ARR. To reflect the increasing mix of ARR from larger customers and to align with our investments for future growth, we have updated our definition of “Core Customer” to represent customers with $10,000 or more in ARR. Under our prior definition, as of February 3, 2024, we had over 24,000 customers with over $5,000 in ARR, and approximately 97% of our total ARR came from customers with over $5,000 in ARR.

ARR
We believe that ARR is a key indicator of the trajectory of our business performance, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. We define ARR as the annualized value of subscription contracts that have commenced revenue recognition as of the measurement date. ARR highlights trends that may be less visible from our financial statements due to ratable revenue recognition. ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and is not intended to be combined with or replace it. ARR is not a forecast, and the active contracts at the date used in calculating ARR may or may not be extended or renewed. Our ARR has grown in each of the past two fiscal years, reflecting growth in new customers as well as expanded sales to existing customers.
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
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Cloud and our ability to scale our headcount to grow our business. We continuously invest in adding new data types to our Connected Operations Cloud and innovate with this growing data asset to introduce new Applications over time. Our performance is also impacted by our ability to scale our headcount across our business to support our growth. We have increased our headcount from 2,266 employees as of the last business day of the fiscal year ended January 28, 2023 to 2,895 employees as of the last business day of the fiscal year ended February 3, 2024. We remain committed to investing in our sales and marketing capacity and our research and development organization, and to driving revenue growth globally.
Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on IT products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, geopolitical tensions involving China, and the conflict in Israel and Gaza, uncertainty around the outcome of political elections, and the emergence of pandemics and epidemics. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
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
Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, and employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.
As our customers expand and increase the use of our Connected Operations Cloud driven by additional IoT devices and Applications, our cost of revenue may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Cloud and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
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
General and Administrative
General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, employee benefits and stock-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, bad debt, allocated overhead costs, and unallocated lease costs.
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
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges consist of impairment charges related to the sublease and abandonment of facilities, as well as the derecognition of operating lease liabilities and right-of-use (“ROU”) assets in connection with a lease modification and related accelerated depreciation expense, if any.
We may incur additional lease modification, impairment, and related charges in subsequent periods.
Legal Settlement
Legal settlement expenses consist of charges related to significant legal settlements.
We may incur additional legal settlement expenses in subsequent periods.
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
Results of Operations
Comparison of the Fiscal Years Ended February 3, 2024 and January 28, 2023
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Revenue	$937,385	$652,545	$284,840	44%
Revenue increased by $284.8 million, or 44%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional Applications, by existing customers, as well as due to an extra week in our fiscal year 2024.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Cost of revenue	$247,032	$182,656	$64,376	35%
Gross profit	$690,353	$469,889
Gross margin	74%	72%
Cost of revenue increased by $64.4 million, or 35%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023, primarily due to $32.4 million of increased amortization of deferred IoT device costs, $14.8 million of increased employee-related costs, which included an $11.2 million increase in salaries and benefits and related employer taxes and a $3.6 million increase in stock-based compensation expense, $8.3 million of increased infrastructure costs associated with our product offerings, $4.0 million of increased warranty costs, and $3.3 million of increased operational costs to support the growth of our subscription offerings. The increases in amortization of deferred IoT device costs and infrastructure costs were primarily due to increased sales volume year-over-year. The increase in cost of revenue was also due to an extra week in our fiscal year 2024.
Our gross margin increased to 74% for the fiscal year ended February 3, 2024 compared to 72% for the fiscal year ended January 28, 2023, mainly due to operational efficiencies in infrastructure costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Research and development	$258,581	$187,405	$71,176	38%
Percentage of revenue	28%	29%
Research and development expense increased by $71.2 million, or 38%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023, primarily due to a $61.1 million increase in employee-related costs, which included a $34.1 million increase in salaries and benefits and related employer taxes and a $27.0 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. A $7.0 million increase in IT-related costs, software subscriptions, and rent also contributed to the increase in research and development expense. The increase in research and development expense was also due to an extra week in our fiscal year 2024.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Sales and marketing	$486,649	$370,098	$116,551	31%
Percentage of revenue	52%	57%
Sales and marketing expense increased by $116.6 million, or 31%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023, primarily due to a $74.3 million increase in employee-related costs, which included a $56.6 million increase in salaries and benefits and related employer taxes and a $17.7 million increase in stock-based compensation expense, primarily due to increased headcount to support our sales organization. Our increase in sales and marketing expense was also due to a $16.8 million increase in IT-related charges, software subscriptions, and rent, an $8.9 million increase in expenses relating to lead generation initiatives, an $8.1 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, and a $2.9 million increase in expenses relating to professional services. The increase in sales and marketing expense was also due to an extra week in our fiscal year 2024.

General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
General and administrative	$195,043	$170,785	$24,258	14%
Percentage of revenue	21%	26%
General and administrative expense increased by $24.3 million, or 14%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023, primarily due to a $36.0 million increase in employee-related costs, which included a $23.8 million increase in salaries and benefits and related employer taxes and a $12.2 million increase in stock-based compensation expense, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. Our increase in general and administrative expense was also due to a $6.5 million increase in expenses relating to legal fees and professional services. The increases in general and administrative expense were partially offset by a $19.5 million decrease in IT-related costs and rent. The increase in general and administrative expense was also due to an extra week in our fiscal year 2024.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Lease modification, impairment, and related charges	$4,762	$1,056	$3,706	351%
Lease modification, impairment, and related charges increased by $3.7 million, or 351%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023.
In the third quarter of fiscal year 2024, we executed a sublease for certain office space that resulted in a $4.8 million impairment to the related ROU asset and fixed assets, which we recognized in lease modification, impairment, and related charges for the fiscal year ended February 3, 2024.
In the first quarter of fiscal year 2023, we executed a sublease for certain office space that resulted in a $1.1 million impairment to the related ROU asset, which we recognized in lease modification, impairment, and related charges for the fiscal year ended January 28, 2023.
Legal Settlement
Legal settlement expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Legal settlement	$68,665	$—	$68,665	*
__________
*Not meaningful
Legal settlement expense increased by $68.7 million for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023, related to a settlement agreement reached with a landlord in January 2024, wherein we made a cash payment of $60.0 million and forgave an $8.7 million drawdown against a letter of credit made by the landlord in November 2021. Refer to Note 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further detail.

Interest Income and Other Income (Expense), Net
Interest income and other income (expense), net, are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Interest income and other income (expense), net	$39,964	$15,620	$24,344	156%
Interest income and other income (expense), net, increased by $24.3 million, or 156%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023. $25.0 million of this increase was primarily due to higher interest yields on investments and cash, higher net accretion of discounts, and a larger investment base of our managed portfolio of marketable debt securities.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 3, 2024	January 28, 2023	Amount	%
Provision for income taxes	$3,343	$3,587	$(244)	(7%)
Effective tax rate	(1.2%)	(1.5%)
The provision for income taxes decreased by $0.2 million, or 7%, for the fiscal year ended February 3, 2024 compared to the fiscal year ended January 28, 2023, primarily due to stock-based compensation expense windfalls within our foreign entities.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared in accordance with GAAP, we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Adjusted revenue (1)	$917,651	$652,545	$428,345
Adjusted revenue growth rate (1)	41%	52%	71%
Non-GAAP gross profit	$703,078	$479,355	$310,205
Non-GAAP gross margin	75%	73%	72%
Non-GAAP income (loss) from operations	$1,270	$(76,975)	$(114,078)
Non-GAAP operating margin	0%	(12)%	(27)%
Non-GAAP net income (loss)	$37,891	$(64,942)	$(115,254)
Net cash used in operating activities	$(11,815)	$(103,021)	$(171,481)
Free cash flow	$(22,768)	$(136,261)	$(190,834)
Free cash flow margin	(2)%	(21)%	(45)%
__________
(1)The fourth quarter of fiscal year 2024 was a 14-week fiscal quarter instead of a typical 13-week fiscal quarter. To enable comparability across periods, adjusted revenue and adjusted revenue growth rate are calculated by multiplying revenue for the fourth quarter of fiscal year 2024 by 13/14 to remove the impact of an additional week of revenue recognition in the fourth fiscal quarter of 2024.

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
Adjusted Revenue and Adjusted Revenue Growth Rate
The fourth quarter of fiscal year 2024 was a 14-week fiscal quarter instead of a typical 13-week fiscal quarter. To enable comparability across periods, adjusted revenue and adjusted revenue growth rate are calculated by multiplying revenue for the fourth quarter of fiscal year 2024 by 13/14 to remove the impact of an additional week of revenue recognition in the fourth fiscal quarter of 2024.

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Revenue	$937,385	$652,545	$428,345
Less:
Additional week in fourth quarter of fiscal year 2024	19,734	—	—
Adjusted revenue	$917,651	$652,545	$428,345
GAAP revenue growth rate	44%	52%	71%
Adjusted revenue growth rate	41%	52%	71%
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

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Gross profit	$690,353	$469,889	$303,861
Add:
Stock-based compensation expense-related charges (1)	12,725	9,466	6,344
Non-GAAP gross profit	$703,078	$479,355	$310,205
GAAP gross margin	74%	72%	71%
Non-GAAP gross margin	75%	73%	72%
__________
(1)Stock-based compensation expense-related charges included approximately $0.8 million, $0.3 million, and $0.3 million of employer taxes on employee equity transactions for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations, or non-GAAP operating income (loss), as income (loss) from operations excluding the effect of stock-based compensation expense-related charges, including employer taxes on employee equity transactions, lease modification, impairment, and related charges, and legal settlements. Non-GAAP operating margin is defined as non-GAAP operating income (loss) as a percentage of total revenue. We use non-GAAP income (loss) from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP income (loss) from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP income (loss) from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Loss from operations	$(323,347)	$(259,455)	$(353,848)
Add:
Stock-based compensation expense-related charges (1)	251,190	181,424	238,238
Lease modification, impairment, and related charges	4,762	1,056	1,532
Legal settlement (2)	68,665	—	—
Non-GAAP income (loss) from operations	$1,270	$(76,975)	$(114,078)
GAAP operating margin	(34)%	(40)%	(83)%
Non-GAAP operating margin	0%	(12)%	(27)%
__________
(1)Stock-based compensation expense-related charges included approximately $14.1 million, $4.0 million, and $9.5 million of employer taxes on employee equity transactions for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.
(2)In January 2024, we settled non-recurring lease-related litigation and recognized a charge of $68.7 million for the fiscal year ended February 3, 2024. The settlement consisted of a $60.0 million cash payment and $8.7 million associated with the forgiveness of a previously drawn letter of credit.
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as net loss excluding the effect of stock-based compensation expense-related charges, including employer taxes on employee equity transactions, lease modification, impairment, and related charges, and legal settlements. We use non-GAAP net income (loss) in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income (loss) to our GAAP net loss for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net loss	$(286,726)	$(247,422)	$(355,024)
Add:
Stock-based compensation expense-related charges	251,190	181,424	238,238
Lease modification, impairment, and related charges	4,762	1,056	1,532
Legal settlement	68,665	—	—
Non-GAAP net income (loss) (1)	$37,891	$(64,942)	$(115,254)
__________
(1)There were no material income tax effects on our non-GAAP adjustments for all periods presented.

Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash used in operating activities reduced by cash used for purchases of property and equipment. Free cash flow margin is calculated as free cash flow as a percentage of total revenue. We believe that free cash flow and free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of free cash flow to net cash used in operating activities for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Net cash used in operating activities	$(11,815)	$(103,021)	$(171,481)
Purchase of property and equipment	(10,953)	(33,240)	(19,353)
Free cash flow (1)	$(22,768)	$(136,261)	$(190,834)
Net cash used in operating activities margin	(1)%	(16)%	(40)%
Free cash flow margin (1)	(2)%	(21)%	(45)%
Net cash used in investing activities	$(78,687)	$(631,848)	$(20,035)
Net cash provided by financing activities	$20,997	$14,212	$701,644
__________
(1)Free cash flow includes the cash impact of non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances, and legal settlements (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Purchase of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$(10,179)	$26,227	$11,096
Legal settlement (3)	$60,000	$—	$—
(2)In April 2023, we settled a lease dispute which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This claim is unrelated to the claim discussed under the caption “Lease-Related Litigation” in Note 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
(3)In January 2024, we settled non-recurring lease-related litigation and made a cash payment of $60.0 million. Refer to “Lease-Related Litigation” in Note 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our IPO, which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,455.1 million as of February 3, 2024. We intend to continue making investments in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of February 3, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $823.8 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include personnel-related costs, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, and funding other working capital requirements, such as inventory and connected device costs to meet our performance obligations related to our Connected Operations Cloud.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Net cash used in operating activities	$(11,815)	$(103,021)
Net cash used in investing activities	$(78,687)	$(631,848)
Net cash provided by financing activities	$20,997	$14,212
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
Cash used in operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, net accretion of discounts on marketable debt securities, depreciation and amortization of property and equipment, lease modification, impairment, and related charges, non-cash legal settlement, and non-cash operating lease costs, and changes in operating assets and liabilities during each period.
Cash used in operating activities was $11.8 million for the fiscal year ended February 3, 2024. This consisted of a net loss of $286.7 million, which included a charge of $60.0 million for a cash payment made to settle non-recurring lease-related litigation, and adjusted for non-cash charges of $253.7 million, and changes in our operating assets and liabilities of $21.2 million. The non-cash charges were primarily comprised of stock-based compensation expense of $237.1 million, depreciation and amortization of $15.5 million, non-cash legal settlement of $8.7 million, and lease modification, impairment, and related charges of $4.8 million, partially offset by net accretion of discounts on marketable debt securities of $16.9 million. Changes in our operating assets and liabilities during the fiscal year ended February 3, 2024 reflect increases in deferred revenue due to the growth of our business, increases in accounts payable and other liabilities due to timing of invoices received from vendors, lower inventories due to operating efficiencies in our order fulfillment processes, and lower operating lease ROU assets, partially offset by higher connected device costs, lower cash collections from customers, higher deferred commissions, and higher prepaid expenses and other current assets during the fiscal year ended February 3, 2024.
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
Investing Activities
Cash used in investing activities was $78.7 million for the fiscal year ended February 3, 2024, which primarily consisted of $740.5 million of purchases of investments and $11.0 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $664.7 million of proceeds from maturities and redemptions of investments and $8.2 million of proceeds from sales of investments.
Cash used in investing activities was $631.8 million for the fiscal year ended January 28, 2023, which primarily consisted of $685.6 million of purchases of investments and $33.2 million of capital expenditures for additional office facilities, partially offset by $86.6 million of proceeds from maturities of investments.

Financing Activities
Cash provided by financing activities was $21.0 million for the fiscal year ended February 3, 2024, which primarily consisted of $23.2 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $2.2 million in payments of principal on finance leases.
Cash provided by financing activities was $14.2 million for the fiscal year ended January 28, 2023, which primarily consisted of $18.0 million of proceeds from employee stock purchases under the 2021 ESPP and exercises of stock options, partially offset by $2.5 million in payments of offering costs and $1.3 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of February 3, 2024. For additional discussion on our leases and other commitments, refer to Notes 7, “Leases,” and 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
Determining whether the subscriptions to our Connected Operations Cloud and the connected device access points are considered distinct performance obligations that should be accounted for separately or as a combined performance obligation requires significant judgment. We determined that the subscription and connected device access points fulfill a single promise to the customer because the Connected Operations Cloud and connected devices are interdependent and interrelated to maintaining the intended utility of the subscription over the contractual term. In reaching this conclusion, we considered the context of the contract and the nature of our promise to provide the customer with actionable insights to manage their operations. Specifically, our connected devices, including the embedded proprietary firmware, are updated continuously by our Connected Operations Cloud using artificial intelligence and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, our Connected Operations Cloud then utilizes this data to deliver actionable insights that are promised to our customers throughout the term of their subscription to Applications on the Connected Operations Cloud. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer.

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
Our subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriation cycles. Our subscription contracts transfer title to the connected device to the customer upon shipment and are invoiced monthly, quarterly, annually, or in advance.
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
Interest Rate Risk
As of February 3, 2024, we had $823.8 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $19.2 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $5.3 million in the market value of our cash equivalents, and short-term and long-term investments as of February 3, 2024.
As of January 28, 2023, we had $803.0 million of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $3.4 million in the market value.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Samsara Inc. and subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended February 3, 2024, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusion that the connected devices and related subscriptions to cloud-based applications should be accounted for as a combined performance obligation included the following, among others:
•We tested the effectiveness of internal controls over the Company’s assessment of whether the connected devices and related subscriptions to cloud-based applications represent separate or combined performance obligations.
•We evaluated management’s analysis of its performance obligations, including their assessment of the nature, interdependency, and level of integration between the connected devices and cloud-based applications. This included, among other things, gaining a detailed understanding of the nature of the Company’s devices and cloud-based applications, how they function, and how they are marketed to customers, and confirming our understanding with key individuals in the Company’s product function.
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
March 26, 2024
We have served as the Company’s auditor since 2018.

SAMSARA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	February 3, 2024	January 28, 2023
Assets
Current assets:
Cash and cash equivalents	$135,536	$200,670
Short-term investments	412,126	489,192
Accounts receivable, net	161,829	122,867
Inventories	22,238	40,571
Connected device costs, current	104,008	82,046
Prepaid expenses and other current assets	51,221	22,189
Total current assets	886,958	957,535
Restricted cash	19,202	23,096
Long-term investments	276,166	113,101
Property and equipment, net	54,969	59,278
Operating lease right-of-use assets	81,974	112,624
Connected device costs, non-current	230,782	194,852
Deferred commissions	177,562	140,166
Other assets, non-current	7,232	16,356
Total assets	$1,734,845	$1,617,008
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$46,281	$30,144
Accrued expenses and other current liabilities	61,437	53,824
Accrued compensation and benefits	37,068	36,030
Deferred revenue, current	426,369	300,113
Operating lease liabilities, current	20,661	22,047
Total current liabilities	591,816	442,158
Deferred revenue, non-current	139,117	126,452
Operating lease liabilities, non-current	78,830	100,873
Other liabilities, non-current	9,935	9,506
Total liabilities	819,698	678,989
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of February 3, 2024 and January 28, 2023; zero shares issued and outstanding as of February 3, 2024 and January 28, 2023	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of February 3, 2024 and January 28, 2023; 200,989,931 and 132,111,095 shares issued and outstanding as of February 3, 2024 and January 28, 2023, respectively	9	7
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of February 3, 2024 and January 28, 2023; 344,983,598 and 392,049,114 shares issued and outstanding as of February 3, 2024 and January 28, 2023, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of February 3, 2024 and January 28, 2023; zero shares issued and outstanding as of February 3, 2024 and January 28, 2023	—	—
Additional paid-in capital	2,368,597	2,107,013
Accumulated other comprehensive income (loss)	1,616	(652)
Accumulated deficit	(1,455,098)	(1,168,372)
Total stockholders’ equity	915,147	938,019
Total liabilities and stockholders’ equity	$1,734,845	$1,617,008
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Revenue	$937,385	$652,545	$428,345
Cost of revenue	247,032	182,656	124,484
Gross profit	690,353	469,889	303,861
Operating expenses
Research and development	258,581	187,405	205,125
Sales and marketing	486,649	370,098	291,209
General and administrative	195,043	170,785	159,843
Lease modification, impairment, and related charges	4,762	1,056	1,532
Legal settlement	68,665	—	—
Total operating expenses	1,013,700	729,344	657,709
Loss from operations	(323,347)	(259,455)	(353,848)
Interest income and other income (expense), net	39,964	15,620	(2)
Loss before provision for income taxes	(283,383)	(243,835)	(353,850)
Provision for income taxes	3,343	3,587	1,174
Net loss	$(286,726)	$(247,422)	$(355,024)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	838	509	(96)
Unrealized gains (losses) on investments, net of tax	1,430	(1,065)	—
Other comprehensive income (loss)	2,268	(556)	(96)
Comprehensive loss	$(284,458)	$(247,978)	$(355,120)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.48)	$(1.28)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	534,878,501	514,279,230	277,543,471
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Fiscal Years Ended January 29, 2022 and January 28, 2023
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

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)—CONTINUED
(In thousands, except share data)

	Fiscal Year Ended February 3, 2024
	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 28, 2023	—	$—	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of RSUs	—	—	19,209,260	2	—	—	—	2
Issuance of common stock in connection with equity compensation plans	—	—	2,604,060	—	23,158	—	—	23,158
Vesting of early exercised stock options	—	—	—	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	238,401	—	—	238,401
Other comprehensive income	—	—	—	—	—	2,268	—	2,268
Net loss	—	—	—	—	—	—	(286,726)	(286,726)
Balance at February 3, 2024	—	$—	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating activities
Net loss	$(286,726)	$(247,422)	$(355,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,526	11,768	10,388
Stock-based compensation expense	237,082	177,473	228,723
Net accretion of discounts on investments	(16,888)	(4,368)	—
Lease modification, impairment, and related charges	4,762	1,056	1,532
Non-cash legal settlement	8,666	—	—
Other non-cash adjustments	4,571	6,488	6,630
Changes in operating assets and liabilities:
Accounts receivable, net	(46,420)	(47,464)	(47,049)
Inventories	18,332	(7,504)	(19,393)
Prepaid expenses and other current assets	(29,076)	(11,293)	(1,426)
Connected device costs	(57,893)	(83,086)	(86,293)
Deferred commissions	(37,396)	(22,409)	(30,821)
Other assets, non-current	509	(1,862)	(12,327)
Accounts payable and other liabilities	26,596	13,485	69,926
Deferred revenue	138,920	112,879	64,001
Operating lease right-of-use assets and liabilities, net	7,620	(762)	(348)
Net cash used in operating activities	(11,815)	(103,021)	(171,481)
Investing activities
Purchase of property and equipment	(10,953)	(33,240)	(19,353)
Purchases of investments	(740,546)	(685,615)	—
Proceeds from sales of investments	8,168	—	—
Proceeds from maturities and redemptions of investments	664,694	86,625	—
Other investing activities	(50)	382	(682)
Net cash used in investing activities	(78,687)	(631,848)	(20,035)
Financing activities
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	846,682
Payment of taxes related to net share settlement of equity awards	—	—	(141,747)
Proceeds from issuance of common stock in connection with equity compensation plans	23,202	18,047	1,210
Proceeds from early exercise of stock options	—	—	154
Repurchase of restricted common stock	—	—	(5)
Payment of offering costs	—	(2,532)	(4,105)
Payment of principal on finance leases	(2,205)	(1,303)	(545)
Net cash provided by financing activities	20,997	14,212	701,644
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	477	113	(127)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(69,028)	(720,544)	510,001
Cash, cash equivalents, and restricted cash, beginning of period	223,766	944,310	434,309
Cash, cash equivalents, and restricted cash, end of period	$154,738	$223,766	$944,310
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,122	$607	$467
Supplemental disclosures of non-cash investing and financing activities:
Property and equipment accrued but not yet paid	$973	$120	$162
Stock option exercises in transit	$—	$2	$146
Unpaid offering costs	$—	$—	$2,532
Vesting of early exercised stock options	$25	$328	$551
See accompanying notes to consolidated financial statements.

SAMSARA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Samsara Inc. (“Samsara”) and its subsidiaries (collectively, the “Company”) are the pioneers of the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness Internet of Things (“IoT”) data to develop actionable insights and improve their operations. Samsara was incorporated in Delaware in 2015 as Samsara Networks Inc. and changed its name to Samsara Inc. in February 2021. Samsara’s principal executive offices are located at 1 De Haro Street, San Francisco, California 94107.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Every sixth fiscal year is a 53-week year. Fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks, and fiscal years 2023 and 2022 both consisted of 52 weeks, with the fourth quarter consisting of 13 weeks.
Principles of Consolidation—The consolidated financial statements include the accounts of Samsara and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Accounts Receivable—Accounts receivable consist of current trade receivables from customers, net of allowance for credit losses. The allowance for credit losses is estimated based on the Company’s assessment of the collectibility of accounts receivable by considering various factors, including customer creditworthiness and the related aging of past-due balances, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. Management evaluates customer accounts periodically, and accounts receivable deemed uncollectible are charged against the allowance for credit losses when identified. An allowance for credit losses balance of $7.8 million and $7.5 million was recorded as of February 3, 2024 and January 28, 2023, respectively. During the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, the Company recorded a charge of $7.5 million, $6.6 million, and $7.4 million, respectively, to operations and wrote off $7.2 million, $3.5 million, and $6.2 million, respectively, against the allowance.
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
Revenue Recognition—Subscription revenue is generated from subscriptions to access the Company’s Connected Operations Cloud. Subscription agreements contain multiple service elements for one or more of the Company’s cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “IoT devices”), support services delivered over the term of the arrangement and warranty coverage. The Company’s Connected Operations Cloud and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period. The Company’s subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under the standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. The Company determines revenue recognition through the following steps:
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
•Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. The Company has determined that its integrated solution represents a combined performance obligation as the cloud-based Applications and connected devices, individually, are not distinct within the context of customer contracts because they are highly interdependent and interrelated. In reaching this conclusion, the Company considered the context of the contract and the nature of its promise to provide the customer with actionable insights to manage their operations. Specifically, the Company’s connected devices, including the embedded proprietary firmware, are updated continuously by its Connected Operations Cloud using artificial intelligence and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, the Company’s Connected Operations Cloud then utilizes this data to deliver actionable insights that are promised to its customers throughout the term of their subscription to Applications on the Connected Operations Cloud. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer. Additionally, the Company has certain accessories sold in connection with its integrated sensor solution, which have been determined to be separate performance obligations.
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
Cost of Revenue—Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, and operational costs consisting of employee-related costs, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing arrangement implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and allocated overhead costs.
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
Internal-Use Software Development and Cloud Computing Arrangement Implementation Costs—The Company capitalizes qualifying internal-use software development costs related to its Connected Operations Cloud. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the software development stage. Capitalization of costs begins when three criteria are met: (1) the preliminary development efforts are successfully completed, (2) management has authorized and committed project funding, and (3) it is probable that the project will be completed and the software will be used as intended.
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
The Company also enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. For internal-use software obtained through a hosting arrangement that is in the nature of a service contract, the Company incurs certain implementation costs such as integration, configuration, and software customization, which are consistent with costs incurred during the application development stage for internal-use software. The Company applies the same guidance to determine costs that are eligible for capitalization.
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are included in “Prepaid expenses and other current assets” and “Other assets, non-current” on the consolidated balance sheets, and had a gross balance of $0.1 million and $0.5 million, respectively, as of February 3, 2024. There were none capitalized as of January 28, 2023. These costs are amortized on a straight-line basis over the fixed, non-cancelable term of the associated hosting arrangement plus any reasonably certain renewal periods and are included in the same line item on the consolidated statements of operations and comprehensive loss as the associated hosting arrangement fees. As of February 3, 2024, amortization for these costs had not commenced.
Advertising and Promotional Costs—Advertising and promotional costs, which are expensed as incurred and included in sales and marketing expense, were $59.6 million, $47.1 million, and $41.9 million for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

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
The Company recognized $4.8 million, $1.1 million and $1.9 million in impairment charges during the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively, in “Lease modification, impairment, and related charges” on the consolidated statements of operations and comprehensive loss.
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
The fair value of RSUs granted after the IPO is based on the closing price of the Company’s Class A common stock on the date of grant. The fair value of RSUs granted prior to the IPO was determined at the grant date by the Company’s Board of Directors. For RSUs granted prior to the Company’s IPO, which generally has a four-year service condition, expense was recognized when the performance vesting condition was satisfied upon the effective date of the Company’s IPO. At that date, cumulative stock-based compensation expense using the graded vesting method for those RSUs for which the service condition had been satisfied prior to the performance vesting condition was recognized and the remaining expense will be thereafter recognized over the remaining vesting period of the award under a graded vesting method. For RSUs granted subsequent to its IPO, the Company recognizes the expense on a straight-line basis, over the requisite service period. The service condition for these awards is generally a vesting period over four years for RSUs granted through fiscal year 2023 and either three or four years for RSUs granted after fiscal year 2023.
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

Certain non-U.S. subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of accumulated other comprehensive income (loss) on the consolidated balance sheets. Foreign currency transaction gains and losses are included in “Interest income and other income (expense), net” on the consolidated statements of operations and comprehensive loss, and have not been material for all periods presented.
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
The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or a change in financial position. If circumstances related to a customer change, estimates of the recoverability of receivables would be further adjusted. The Company also considers broader factors in evaluating the sufficiency of its allowances for credit losses, including the length of times receivables are past due, significant one-time events, and historical experience.
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

Recently Adopted Accounting Pronouncement—In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, with further clarifications made in subsequent amendments. This standard changed the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. For trade receivables and other financial instruments, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale marketable debt securities are required to be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. This guidance was effective for the Company for its fiscal year beginning January 29, 2023 and interim periods within that fiscal year. The Company adopted this guidance effective January 29, 2023 and the adoption did not result in a material impact on the Company’s consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted—In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of incremental segment information on an annual and interim basis. This guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements, which is expected to result in enhanced financial statement disclosures only. The Company does not otherwise expect the adoption of this new guidance to have a material impact on its business, results, or operations.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires further transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for the Company for its fiscal year beginning February 2, 2025 and should be applied on a prospective basis. Early adoption and retrospective application are permitted. The Company is currently evaluating the timing of its adoption of this ASU and the impact on its consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of February 3, 2024 and January 28, 2023, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of February 3, 2024 and January 28, 2023, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of February 3, 2024 and January 28, 2023 consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	February 3, 2024	January 28, 2023
Cash and cash equivalents	$135,536	$200,670
Restricted cash	19,202	23,096
Total cash, cash equivalents, and restricted cash	$154,738	$223,766

The following is a summary of the Company’s available-for-sale marketable debt securities recorded within short-term and long-term investments on the consolidated balance sheets (in thousands):

	As of
	February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Commercial paper	$67,107	$—	$—	$67,107
Corporate notes and bonds	381,511	797	(280)	382,028
U.S. government and agency securities	239,310	241	(394)	239,157
Total investments	$687,928	$1,038	$(674)	$688,292

	As of
	January 28, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments:
Commercial paper	$182,869	$—	$—	$182,869
Corporate notes and bonds	190,933	57	(437)	190,553
U.S. government and agency securities	229,556	8	(693)	228,871
Total investments	$603,358	$65	$(1,130)	$602,293
The Company included $4.9 million and $2.0 million of accrued interest receivable, net of the allowance for credit losses, in “Prepaid expenses and other current assets” on the consolidated balance sheets as of February 3, 2024 and January 28, 2023, respectively.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of February 3, 2024 because such potential losses were not material.
As of February 3, 2024, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
February 3, 2024
Due within one year	$412,126
Due in one year to three years	276,166
Total	$688,292
There were no material realized gains or losses that were reclassified out of accumulated other comprehensive income (loss) either individually or in the aggregate, during the fiscal years ended February 3, 2024 and January 28, 2023. There were no material unrealized gains or losses for cash equivalents and available-for-sale marketable debt securities, either individually or in the aggregate, as of February 3, 2024 and January 28, 2023.
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
The consolidated financial statements as of February 3, 2024 and January 28, 2023 do not include any nonrecurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of February 3, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$43,977	$—	$—	$43,977
Commercial paper	—	19,920	—	19,920
U.S. government and agency securities	—	11,972	—	11,972
Corporate notes and bonds	—	1,999	—	1,999
Restricted cash—letters of credit	17,711	—	—	17,711
Total cash equivalents and restricted cash	$61,688	$33,891	$—	$95,579

Marketable debt securities:
Commercial paper	$—	$67,107	$—	$67,107
Corporate notes and bonds	—	382,028	—	382,028
U.S. government and agency securities	—	239,157	—	239,157
Total marketable debt securities	$—	$688,292	$—	$688,292

	As of January 28, 2023
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash:
Cash equivalents
Money market funds	$120,751	$—	$—	$120,751
Commercial paper	—	36,337	—	36,337
U.S. government and agency securities	—	12,973	—	12,973
Restricted cash—letters of credit	23,096	—	—	23,096
Total cash equivalents and restricted cash	$143,847	$49,310	$—	$193,157

Marketable debt securities:
Commercial paper	$—	$182,869	$—	$182,869
Corporate notes and bonds	—	190,553	—	190,553
U.S. government and agency securities	—	228,871	—	228,871
Total marketable debt securities	$—	$602,293	$—	$602,293

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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the fiscal years ended February 3, 2024 and January 28, 2023.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of February 3, 2024 and January 28, 2023 were $177.6 million and $140.2 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Capitalized commission costs	$88,319	$72,519	$76,702
Amortization expense	$50,923	$50,110	$45,882
Connected Devices—Total connected device costs, current and non-current, as of February 3, 2024 and January 28, 2023 were $334.8 million and $276.9 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Capitalized connected device costs	$154,671	$148,057	$127,308
Amortization expense	$96,779	$64,970	$39,851
6.    Property and Equipment, Net
Property and equipment, net, comprises the following (in thousands):

	As of
	February 3, 2024	January 28, 2023
Gross property and equipment
Computers and equipment	$1,758	$1,257
Leasehold improvements	50,524	49,727
Furniture and fixtures	22,273	19,740
Internal-use software development costs (1)	32,137	22,422
Total gross property and equipment	106,692	93,146
Accumulated depreciation and amortization (2)	(51,723)	(33,868)
Property and equipment, net	$54,969	$59,278
__________
(1)The Company’s internal-use software development costs included $2.5 million, $1.6 million, and $0.4 million of stock-based compensation costs for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively. The following table provides the amounts capitalized and amortized for the Company’s internal-use software development costs for the periods presented (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Capitalized internal-use software development costs	$9,715	$6,270	$5,035
Amortization expense	$4,787	$3,901	$3,332

Internal-use software development costs, net, as of the periods presented was as follows (in thousands):

	As of
	February 3, 2024	January 28, 2023
Internal-use software development costs, net	$12,455	$8,744
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

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Depreciation and amortization expense	$15,526	$11,768	$10,388
7.    Leases
The Company leases office space under operating lease agreements that are non-cancelable (subject to limited termination rights). These leases have remaining lease terms ranging from one year to approximately seven years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.
The components of operating lease expense were as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Operating lease cost	$23,768	$25,326	$24,146
Short-term lease cost	1,411	710	253
Sublease income	(1,128)	(786)	(188)
Total lease cost	$24,051	$25,250	$24,211
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$27,048	$25,777	$24,970
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$982	$—	$20,816

	As of
	February 3, 2024	January 28, 2023
Weighted-average remaining lease term—operating leases (in years)	5.9	6.5
Weighted-average discount rate—operating leases	4.73%	4.53%

Future minimum lease payments included in the measurement of operating lease liabilities as of February 3, 2024 were as follows (in thousands):

Fiscal Years Ending	Amount
2025	$27,391
2026	20,570
2027	14,466
2028	12,597
2029	12,984
2030 and thereafter	30,671
Total future minimum lease payments (1)	118,679
Less: imputed interest	(16,733)
Total operating lease liabilities	$101,946
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
On April 12, 2023, the Company settled a lease dispute, which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This amount was recognized primarily as a reduction to the corresponding ROU assets on the Company’s consolidated balance sheet and was also included in “Operating lease liabilities, net” on the Company’s consolidated statement of cash flows. This claim is unrelated to the claim discussed under the caption “Lease-Related Litigation” in Note 9, “Commitments and Contingencies.”
In August 2023, the Company executed a sublease for certain office space, which resulted in an impairment of the corresponding ROU and fixed assets of $4.8 million. This impairment charge was recorded in “Lease modification, impairment, and related charges” for the fiscal year ended February 3, 2024.
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of February 3, 2024 and January 28, 2023.
8.    Revenue, Deferred Revenue, and Remaining Performance Obligations
Revenue consists of the following (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Subscription revenue	$919,362	$639,533	$418,980
Other revenue	18,023	13,012	9,365
Total revenue	$937,385	$652,545	$428,345
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023
Deferred revenue, beginning of period	$426,565	$313,686
Deferred revenue, end of period	565,486	426,565
Revenue recognized in the period from beginning deferred revenue balance	300,113	203,185

Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of February 3, 2024, the Company’s RPO was $2,001.2 million, of which the Company expects to recognize revenue of approximately $948.1 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of February 3, 2024 and January 28, 2023.
9.    Commitments and Contingencies
Operating Leases—See Note 7, “Leases,” for the maturities of operating lease liabilities as of February 3, 2024.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers.
Future minimum payments under the Company’s non-cancelable purchase commitments as of February 3, 2024 were as follows (in thousands):

Fiscal Years Ending	Amount
2025	$161,974
2026	70,484
2027	79,291
2028	37,441
2029	2,997
2030 and thereafter	—
Total (1) (2)	$352,187
__________
(1)Includes non-cancelable contractual commitments as of February 3, 2024 related to one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend at least $275.0 million between July 2022 and June 2027 on cloud infrastructure services. The commitment may be offset by up to $11.0 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $1.8 million had been earned as of February 3, 2024.
(2)As of February 3, 2024, the Company’s non-cancelable purchase commitments primarily pertained to contractual arrangements with software-as-a-service subscription providers and purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. The purchase commitments end on various dates that extend into fiscal year 2029. These purchase commitments were not recorded as liabilities on the consolidated balance sheet as of February 3, 2024, as the Company had not yet received the related services or goods.
Letters of Credit—As of February 3, 2024 and January 28, 2023, the Company had $17.7 million and $23.1 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business and has been and may be subject to third-party intellectual property infringement claims.

The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of February 3, 2024 were also not material.
Lease-Related Litigation—In March 2019, the Company signed a lease agreement with a landlord for certain premises located in San Francisco, California (the “Premises”). In September 2021, the Company sued the landlord in San Francisco Superior Court to enforce its right to terminate the lease and to recover damages on the grounds that the Premises were never adequately delivered to the Company. The landlord countersued the Company for allegedly breaching the lease. On October 30, 2021, the Company vacated the Premises. On November 17, 2021, the landlord drew down the remaining $8.7 million letter of credit, which the Company accounted for as a receivable in “Other assets, non-current” in light of the uncertainty of the outcome of the claims and counterclaims asserted by both parties.
In January 2024, the Company entered into a settlement agreement with the landlord (the “Agreement”) in exchange for a full release, dismissal, and resolution of all existing and future claims and counterclaims asserted by both parties relating to the Premises. The settlement consisted of a $60.0 million cash payment made by the Company during the fourth fiscal quarter of 2024 and $8.7 million associated with the forgiveness of the previously drawn letter of credit. The Company recognized a charge of $68.7 million for the fiscal year ended February 3, 2024 in “Legal settlement” on the consolidated statements of operations and comprehensive loss.
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
10.    Convertible Preferred Stock
Upon completion of Samsara’s IPO in December 2021, the remaining outstanding shares of the Company’s convertible preferred stock, totaling 203,575,531 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis. The Company recognized the $949.0 million in excess over par of the carrying value upon conversion to additional paid-in capital as of January 29, 2022. As of February 3, 2024 and January 28, 2023, there were no shares of convertible preferred stock issued and outstanding.
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
As of February 3, 2024, there were 200,989,931, 344,983,598, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of January 28, 2023, there were 132,111,095, 392,049,114, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of February 3, 2024 and January 28, 2023, as follows:

	As of
	February 3, 2024	January 28, 2023
2015 Equity Incentive Plan:
Options outstanding	6,165,885	6,927,540
RSUs outstanding	6,654,559	15,137,385
2021 Equity Incentive Plan:
RSUs outstanding	28,716,715	25,658,719
Shares available for future grants	68,321,018	55,891,021
2021 Employee Stock Purchase Plan:
Shares available for future issuance	16,875,966	13,471,769
Total shares of common stock reserved for future issuance	126,734,143	117,086,434
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

2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s IPO. A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. The total number of shares of the Company’s Class A common stock reserved for future grants as of February 3, 2024 includes 26,208,010 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—A summary of the stock options activity under the 2015 Plan during the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 30, 2021	11,671,342	$2.91	7.6	$88,184
Granted	—	$—
Exercised	(2,962,665)	$0.44
Forfeited, canceled, or expired	(80,606)	$0.61
Balance as of January 29, 2022	8,628,071	$3.77	6.9	$111,170
Granted	—	$—
Exercised	(1,694,436)	$0.35
Forfeited, canceled, or expired	(6,095)	$1.08
Balance as of January 28, 2023	6,927,540	$4.61	6.4	$63,351
Granted	—	$—
Exercised	(761,655)	$0.88
Forfeited, canceled, or expired	—	$—
Balance as of February 3, 2024	6,165,885	$5.07	5.7	$169,153
Exercisable as of February 3, 2024	5,593,770	$4.82	5.6	$154,896
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $18.8 million, $24.2 million, and $48.1 million during the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.
The Company recognized a deferred income tax benefit on the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements of $0.2 million, $1.0 million, and $0.8 million during the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.
As of February 3, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $2.2 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.4 years.

RSUs—RSUs granted prior to the IPO had both a service condition and a performance condition (defined under the 2015 Plan as the occurrence of a qualifying liquidity event, which was defined as the earlier of a successful IPO or acquisition). Stock-based compensation expense was only recognized for RSUs for which both the service condition and performance condition have been met. The service condition for these awards is generally satisfied over four years. The performance condition was satisfied upon the IPO. Prior to the IPO, the Company did not record expense on RSUs as a liquidity event upon which vesting is contingent was not probable of occurring. Following the closing of the IPO in December 2021, the Company began recording stock-based compensation expense for these RSUs using the accelerated attribution method, based on the grant-date fair value of the RSUs. RSUs granted after the IPO only have a service condition, and the related stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The service condition for these awards is generally satisfied over four years for RSUs granted through fiscal year 2023 and either three or four years for RSUs granted after fiscal year 2023.
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 30, 2021	32,419,934	$5.45
Granted	21,917,372	$13.50
Vested	(18,586,259)	$5.13
Forfeited	(3,174,949)	$7.73
Balance as of January 29, 2022	32,576,098	$10.83
Granted	28,915,610	$12.82
Vested	(15,211,976)	$10.70
Forfeited	(5,483,628)	$11.49
Balance as of January 28, 2023	40,796,104	$12.20
Granted	20,030,475	$18.76
Vested	(19,209,260)	$12.94
Forfeited	(6,246,045)	$14.16
Balance as of February 3, 2024	35,371,274	$15.17
As of February 3, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $447.1 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 ESPP, which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. The total number of shares of the Company’s Class A common stock reserved for future issuance as of February 3, 2024 includes 5,241,602 shares added on the first day of fiscal year 2024 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the fiscal years ended February 3, 2024 and January 28, 2023, 1,837,405 and 1,782,993 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $22.5 million and $17.5 million, respectively.

As of February 3, 2024, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $8.8 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.8 years.
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

Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Expected volatility	61.5% – 72.5%	75.7% – 97.7%	52.0% – 52.2%
Expected term (years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	5.1% – 5.4%	2.3% – 4.8%	0.1% – 0.3%
Expected dividend yield	—%	—%	—%
Expected volatility—The expected volatility for the fiscal year ended February 3, 2024 was based on the historical volatility of the Company. The expected volatility for the fiscal years ended January 28, 2023 and January 29, 2022 was based on the historical volatility of the Company and similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies.
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
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Stock options	$3,185	$4,386	$5,177
RSUs	220,674	160,989	222,177
Employee stock purchase plan	13,223	12,098	1,369
Total stock-based compensation expense	$237,082	$177,473	$228,723
Stock-based compensation expense included in the following line items of the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Cost of revenue	$11,957	$9,182	$6,043
Research and development	89,753	62,738	98,282
Sales and marketing	70,732	53,080	59,478
General and administrative	64,640	52,473	64,920
Total stock-based compensation expense	$237,082	$177,473	$228,723

12.    Income Taxes
Loss before provision for income taxes consisted of the following for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
United States	$(298,189)	$(256,905)	$(363,472)
Foreign	14,806	13,070	9,864
Loss before provision for income taxes	$(283,383)	$(243,835)	$(353,608)
The components of the provision for income taxes consisted of the following for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022 (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Current:
U.S. Federal	$—	$—	$—
State and local	494	585	53
Foreign	1,918	1,007	82
Total current tax expense	$2,412	$1,592	$135
Deferred:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	931	1,995	1,039
Total deferred tax expense	931	1,995	1,039
Total provision for income taxes	$3,343	$3,587	$1,174
The effective income tax rate is lower than the U.S. statutory tax rate primarily due to a valuation allowance on the cumulative U.S. deferred tax assets, stock-based compensation adjustments, and executive compensation adjustments. Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Changes in income taxes resulting from:
State taxes, net of federal benefit	5.6	3.2	5.3
Foreign income taxed at different rates	0.1	(0.1)	0.3
Federal research and development credits	4.3	0.9	1.1
Stock-based compensation	14.0	(1.0)	14.0
Tax on foreign earnings	—	(0.2)	(0.2)
Permanent differences	(0.3)	(0.4)	(0.2)
Change in valuation allowance	(45.5)	(22.9)	(39.7)
Other	(0.4)	(2.0)	(1.9)
Total tax provision	(1.2)%	(1.5)%	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below (in thousands):

	As of
	February 3, 2024	January 28, 2023
Deferred tax assets:
Net operating loss carryforwards	$454,073	$328,697
Tax credit carryforwards	27,231	12,205
Operating lease liability	24,784	29,946
Capitalized research and development	47,840	33,387
Accruals and reserves	47,056	52,756
Total deferred tax assets	600,984	456,991
Valuation allowance	(455,280)	(326,623)
Deferred tax assets, net of valuation allowance	145,704	130,368
Deferred tax liabilities:
Property and equipment	(992)	(2,226)
Deferred commissions	(38,944)	(31,039)
Deferred connected device costs	(78,265)	(65,799)
Operating lease right-of-use assets	(19,817)	(27,435)
Accruals	(11,366)	(6,618)
Total deferred tax liabilities	(149,384)	(133,117)
Net deferred tax liabilities	$(3,680)	$(2,749)
As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s research and development expenditures were capitalized and amortized, which resulted in higher deferred tax assets.
The provisions of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of February 3, 2024 and January 28, 2023, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes. For foreign jurisdictions, the Company does not have a valuation allowance against its deferred tax assets, after considering both the positive and negative evidence.
During the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, the Company’s valuation allowance increased by $128.7 million, $55.8 million, and $140.2 million, respectively.
As of February 3, 2024, the Company had U.S. federal, California, and other state net operating loss (“NOL”) carryforwards of approximately $1,866.4 million, $260.0 million, and $2,224.1 million, respectively.
Of the U.S. federal NOL carryforwards, $52.2 million, if not utilized, will begin to expire in 2036 and $1,814.2 million will carryforward indefinitely. The California and other state NOL carryforwards will begin to expire in 2024, if not utilized.
As of February 3, 2024, the Company’s U.S. federal and California research and development credit carryforwards were $26.1 million and $15.7 million, respectively. These are available to offset future income taxes. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2036, while the California credit carryforwards have no expiration date.

Under Section 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Ownership changes in the future could result in limitations on the Company’s net operating loss and tax credit carryforwards.
Uncertain Tax Positions
The Company adopted the provisions of ASC 740, which requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. It also provides guidance on the recognition, measurement, classification, and interest and penalties related to uncertain tax positions. A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Unrecognized tax benefits, beginning balance	$9,810	$8,816	$6,809
Gross increases for tax positions taken in prior years	1,934	—	88
Gross decreases for tax positions taken in prior years	(685)	(15)	—
Gross increases for tax positions taken in current year	5,543	1,009	1,919
Unrecognized tax benefits, ending balance	$16,602	$9,810	$8,816
The unrecognized tax benefits as of February 3, 2024 and January 28, 2023, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax positions as a component of income tax expense. The Company had no interest and penalties accrued related to uncertain tax positions as of February 3, 2024 and January 28, 2023. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the United States and in foreign jurisdictions. All periods since inception are subject to examination in most jurisdictions.
13.    Net Loss Per Share, Basic and Diluted
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Numerator:
Net loss attributable to common stockholders	$(286,726)	$(247,422)	$(355,024)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	534,878,501	514,279,230	277,543,471
Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.48)	$(1.28)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
Outstanding stock options	6,165,885	6,927,540	8,628,071
RSUs	35,371,274	40,796,104	32,576,098
Employee stock purchase rights under the 2021 ESPP	898,152	—	15,889
Total antidilutive securities	42,435,311	47,723,644	41,220,058
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
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Fiscal Year Ended
	February 3, 2024	January 28, 2023	January 29, 2022
United States	$821,885	$581,755	$384,240
Other (1)	115,500	70,790	44,105
Total revenue	$937,385	$652,545	$428,345
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	February 3, 2024	January 28, 2023
United States	$129,988	$163,193
Other (1)	6,955	8,709
Total long-lived assets, net	$136,943	$171,902
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of February 3, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of February 3, 2024. The effectiveness of our internal control over financial reporting as of February 3, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended February 3, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Samsara Inc. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 3, 2024, of the Company and our report dated March 26, 2024 expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 26, 2024

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
Dominic Phillips, our Chief Financial Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of an aggregate of up to 510,651 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). The plan was adopted on December 21, 2023 and will terminate on March 28, 2025, subject to early termination for certain specified events set forth in the plan.
During the quarterly period ended February 3, 2024, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC within 120 days of our fiscal year ended February 3, 2024 (the “2024 Proxy Statement”).
Item 10. Directors, Executive Officers and Corporate Governance
Our Board of Directors has adopted a Code of Conduct that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, and other executive and senior financial officers. The full text of our Code of Conduct is available on our investor relations website at investors.samsara.com under “Governance.” We will post amendments to our Code of Conduct or any waivers of our code of conduct for directors and executive officers on the same website.
The remaining information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
PART IV
Item 15. Exhibit and Financial Statement Schedules
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
Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-261204	4.1	11/19/2021

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 13, 2021.	S-1	333-261204	4.2	11/19/2021

4.3	Description of Capital Stock of Samsara Inc.	10-K	001-41140	4.3	3/21/2023

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-261204	10.1	12/6/2021

10.2+	Samsara Inc. 2015 Equity Incentive Plan and related form agreements.	S-1	333-261204	10.3	11/19/2021

10.3+	Samsara Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-261204	10.4	12/6/2021

10.4+	Samsara Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-261204	10.5	12/6/2021

10.5+	Samsara Inc. Executive Incentive Compensation Plan.	S-1/A	333-261204	10.6	12/6/2021

10.6+	Samsara Inc. Executive Change in Control and Severance Plan.	8-K	001-41140	10.12	6/1/2023

10.7+	Employment letter between the registrant and Sanjit Biswas.	S-1	333-261204	10.8	11/19/2021

10.8+	Employment letter between the registrant and John Bicket.	S-1	333-261204	10.9	11/19/2021

10.9+	Employment letter between the registrant and Dominic Phillips.	10-Q	001-41140	10.9	6/8/2022

10.10+	Employment letter between the registrant and Adam Eltoukhy.	10-K	001-41140	10.10	3/21/2023

10.11+	Employment letter between the registrant and Andy McCall.	10-Q	001-41140	10.11	6/6/2023

10.12	Consulting Agreement between the registrant and Andy McCall, effective as of July 30, 2023.	10-Q	001-41140	10.12	9/5/2023

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signatures page).

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

97.1*	Executive Compensation Clawback Policy, effective November 28, 2023

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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

SAMSARA INC.

Date: March 26, 2024	By:	/s/ Sanjit Biswas
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

Signature	Title	Date

/s/ Sanjit Biswas	Chief Executive Officer and Director	March 26, 2024
Sanjit Biswas	(Principal Executive Officer)

/s/ Dominic Phillips	Chief Financial Officer	March 26, 2024
Dominic Phillips	(Principal Financial Officer)

/s/ J. Andrew Munk	Chief Accounting Officer	March 26, 2024
J. Andrew Munk	(Principal Accounting Officer)

/s/ John Bicket	Chief Technology Officer and Director	March 26, 2024
John Bicket

/s/ Marc Andreessen	Director	March 26, 2024
Marc Andreessen

/s/ Todd Bluedorn	Director	March 26, 2024
Todd Bluedorn

/s/ Sue Bostrom	Director	March 26, 2024
Sue Bostrom

/s/ Jonathan Chadwick	Director	March 26, 2024
Jonathan Chadwick

/s/ Ann Livermore	Director	March 26, 2024
Ann Livermore

/s/ Hemant Taneja	Director	March 26, 2024
Hemant Taneja

/s/ Susan L. Wagner	Director	March 26, 2024
Susan L. Wagner