Form 10-Q
period 2024-05-04
Samsara Inc.
filed 2024-06-11
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2024
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
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of June 4, 2024, there were 217,778,748 shares of the registrant’s Class A common stock, 333,027,410 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
•our ability to attract, retain, and expand our relationships with customers;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, or levels of activity, growth, and performance reflected in the forward-looking statements will be achieved, or that the events and circumstances reflected in the forward-looking statements will occur. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 26, 2024. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events, and circumstances reflected in the forward-looking statements may not occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
Available Information
Our website address is located at samsara.com and our investor relations website is located at investors.samsara.com. We electronically file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC. We make copies of these reports and other information available on our investor relations website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	May 4, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$162,466	$135,536
Short-term investments	431,862	412,126
Accounts receivable, net	143,786	161,829
Inventories	30,510	22,238
Connected device costs, current	107,819	104,008
Prepaid expenses and other current assets	47,289	51,221
Total current assets	923,732	886,958
Restricted cash	19,202	19,202
Long-term investments	250,623	276,166
Property and equipment, net	55,913	54,969
Operating lease right-of-use assets	77,337	81,974
Connected device costs, non-current	233,030	230,782
Deferred commissions	182,679	177,562
Other assets, non-current	6,917	7,232
Total assets	$1,749,433	$1,734,845
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,228	$46,281
Accrued expenses and other current liabilities	60,566	61,437
Accrued compensation and benefits	32,465	37,068
Deferred revenue, current	447,031	426,369
Operating lease liabilities, current	20,005	20,661
Total current liabilities	601,295	591,816
Deferred revenue, non-current	140,986	139,117
Operating lease liabilities, non-current	73,618	78,830
Other liabilities, non-current	9,646	9,935
Total liabilities	825,545	819,698
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of May 4, 2024 and February 3, 2024; zero shares issued and outstanding as of May 4, 2024 and February 3, 2024	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of May 4, 2024 and February 3, 2024; 217,102,019 and 200,989,931 shares issued and outstanding as of May 4, 2024 and February 3, 2024, respectively	10	9
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of May 4, 2024 and February 3, 2024; 333,703,139 and 344,983,598 shares issued and outstanding as of May 4, 2024 and February 3, 2024, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of May 4, 2024 and February 3, 2024; zero shares issued and outstanding as of May 4, 2024 and February 3, 2024	—	—
Additional paid-in capital	2,435,213	2,368,597
Accumulated other comprehensive income	29	1,616
Accumulated deficit	(1,511,387)	(1,455,098)
Total stockholders’ equity	923,888	915,147
Total liabilities and stockholders’ equity	$1,749,433	$1,734,845
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Revenue	$280,726	$204,320
Cost of revenue	68,625	57,557
Gross profit	212,101	146,763
Operating expenses:
Research and development	72,973	60,366
Sales and marketing	147,437	118,955
General and administrative	57,688	43,266
Total operating expenses	278,098	222,587
Loss from operations	(65,997)	(75,824)
Interest income and other income, net	10,084	8,895
Loss before provision for income taxes	(55,913)	(66,929)
Provision for income taxes	376	927
Net loss	$(56,289)	$(67,856)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	100	(913)
Unrealized losses on investments, net of tax	(1,687)	(41)
Other comprehensive loss	(1,587)	(954)
Comprehensive loss	$(57,876)	$(68,810)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.13)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	548,652,306	526,403,398
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended May 4, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock for vesting of restricted stock units (“RSUs”)	4,531,330	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	300,299	—	808	—	—	808
Stock-based compensation expense	—	—	65,808	—	—	65,808
Other comprehensive loss	—	—	—	(1,587)	—	(1,587)
Net loss	—	—	—	—	(56,289)	(56,289)
Balance at May 4, 2024	550,805,158	$33	$2,435,213	$29	$(1,511,387)	$923,888

	Three Months Ended April 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of RSUs	4,115,374	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	235,811	—	115	—	—	115
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	53,246	—	—	53,246
Other comprehensive loss	—	—	—	(954)	—	(954)
Net loss	—	—	—	—	(67,856)	(67,856)
Balance at April 29, 2023	528,511,394	$30	$2,160,399	$(1,606)	$(1,236,228)	$922,595
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Operating activities
Net loss	$(56,289)	$(67,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,455	3,484
Stock-based compensation expense	64,656	52,948
Net accretion of discounts on investments	(3,993)	(4,219)
Other non-cash adjustments	1,330	(1,944)
Changes in operating assets and liabilities:
Accounts receivable, net	15,862	20,822
Inventories	(8,272)	8,168
Prepaid expenses and other current assets	3,932	(1,179)
Connected device costs	(6,059)	(9,707)
Deferred commissions	(5,117)	(3,518)
Other assets, non-current	315	533
Accounts payable and other liabilities	(9,664)	(8,511)
Deferred revenue	22,531	23,377
Operating lease right-of-use assets and liabilities, net	(17)	(1,944)
Net cash provided by operating activities	23,670	10,454
Investing activities
Purchase of property and equipment	(5,062)	(2,499)
Purchases of investments	(142,313)	(192,389)
Proceeds from maturities and redemptions of investments	150,426	177,159
Net cash provided by (used in) investing activities	3,051	(17,729)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	808	159
Payment of principal on finance leases	(496)	(448)
Net cash provided by (used in) financing activities	312	(289)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(103)	146
Net increase (decrease) in cash, cash equivalents, and restricted cash	26,930	(7,418)
Cash, cash equivalents, and restricted cash, beginning of period	154,738	223,766
Cash, cash equivalents, and restricted cash, end of period	$181,668	$216,348
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$415	$104
Supplemental disclosures of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$257	$227
Vesting of early exercised stock options	$—	$25
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, which was filed with the SEC on March 26, 2024.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of May 4, 2024 and the results of operations for the three months ended May 4, 2024 and April 29, 2023, and cash flows for the three months ended May 4, 2024 and April 29, 2023. The condensed consolidated balance sheet as of February 3, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended May 4, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Fiscal year 2025 consists of 52 weeks, with the fourth quarter consisting of 13 weeks, and fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks. Every sixth fiscal year is a 53-week year. Fiscal year 2030 is the Company’s next 53-week fiscal year, with the fourth quarter consisting of 14 weeks.
Principles of Consolidation—The condensed consolidated financial statements include the accounts of Samsara and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the fair value of stock-based awards, internal-use software development costs, sales return reserve, accrued liabilities and contingencies, depreciation and amortization periods, lease modification, impairment, and related charges, and accounting for income taxes. Actual results could materially differ from the estimates and assumptions made.
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the three months ended May 4, 2024.
Recently Adopted Accounting Pronouncements—There were no new accounting pronouncements adopted during the three months ended May 4, 2024.

Recent Accounting Pronouncements Not Yet Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of incremental segment information on an annual and interim basis. This guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending February 1, 2025, and subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements, which is expected to result in expanded financial statement disclosures. The Company does not expect the adoption of this new guidance to have a material impact on its business, results, or operations.
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
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of May 4, 2024 and February 3, 2024, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of May 4, 2024 and February 3, 2024, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of May 4, 2024 and February 3, 2024 consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	May 4, 2024	February 3, 2024
Cash and cash equivalents	$162,466	$135,536
Restricted cash	19,202	19,202
Total cash, cash equivalents, and restricted cash	$181,668	$154,738
The following is a summary of the Company’s available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	May 4, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$81,367	$—	$—	$81,367
Corporate notes and bonds	384,460	150	(957)	383,653
U.S. government and agency securities	217,981	10	(526)	217,465
Total investments	$683,808	$160	$(1,483)	$682,485

	As of
	February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$67,107	$—	$—	$67,107
Corporate notes and bonds	381,511	797	(280)	382,028
U.S. government and agency securities	239,310	241	(394)	239,157
Total investments	$687,928	$1,038	$(674)	$688,292
The Company included $5.0 million and $4.9 million of accrued interest receivable, net of the allowance for credit losses, in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of May 4, 2024 and February 3, 2024, respectively.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of May 4, 2024 because such potential losses were not material.
As of May 4, 2024, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
May 4, 2024
Due within one year	$431,862
Due in one year to three years	250,623
Total	$682,485
There were no material realized gains or losses that were reclassified out of accumulated other comprehensive income (loss) either individually or in the aggregate, during the three months ended May 4, 2024 and April 29, 2023. There were no material unrealized gains or losses for cash equivalents and available-for-sale marketable debt securities, either individually or in the aggregate, as of May 4, 2024 and February 3, 2024.
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

The condensed consolidated financial statements as of May 4, 2024 and February 3, 2024 do not include any nonrecurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of May 4, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$52,274	$—	$—	$52,274
Commercial paper	—	23,622	—	23,622
U.S. government and agency securities	—	23,909	—	23,909
Corporate notes and bonds	—	5,999	—	5,999
Restricted cash—letters of credit	17,900	—	—	17,900
Total cash equivalents and restricted cash	$70,174	$53,530	$—	$123,704

Marketable debt securities
Commercial paper	$—	$81,367	$—	$81,367
Corporate notes and bonds	—	383,653	—	383,653
U.S. government and agency securities	—	217,465	—	217,465
Total marketable debt securities	$—	$682,485	$—	$682,485

	As of February 3, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$43,977	$—	$—	$43,977
Commercial paper	—	19,920	—	19,920
U.S. government and agency securities	—	11,972	—	11,972
Corporate notes and bonds	—	1,999	—	1,999
Restricted cash—letters of credit	17,711	—	—	17,711
Total cash equivalents and restricted cash	$61,688	$33,891	$—	$95,579

Marketable debt securities
Commercial paper	$—	$67,107	$—	$67,107
Corporate notes and bonds	—	382,028	—	382,028
U.S. government and agency securities	—	239,157	—	239,157
Total marketable debt securities	$—	$688,292	$—	$688,292
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three months ended May 4, 2024 and April 29, 2023.

5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of May 4, 2024 and February 3, 2024 were $182.7 million and $177.6 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Capitalized commission costs	$18,048	$16,987
Amortization expense	$12,931	$13,469
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current, as of May 4, 2024 and February 3, 2024 were $340.8 million and $334.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Capitalized connected device costs	$33,714	$30,575
Amortization expense	$27,655	$20,869
6.    Balance Sheet Components
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	May 4, 2024	February 3, 2024
Gross property and equipment:
Computers and equipment	$2,447	$1,758
Leasehold improvements	50,546	50,524
Furniture and fixtures	22,339	22,273
Internal-use software development costs (1)	36,759	32,137
Total gross property and equipment	112,091	106,692
Accumulated depreciation and amortization	(56,178)	(51,723)
Property and equipment, net	$55,913	$54,969
__________
(1)The Company’s internal-use software development costs included $1.2 million and $0.5 million of stock-based compensation costs for the three months ended May 4, 2024 and April 29, 2023, respectively.
Depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Depreciation and amortization expense	$4,455	$3,484

7.    Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
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
Revenue consists of the following (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Subscription revenue	$276,194	$199,484
Other revenue	4,532	4,836
Total revenue	$280,726	$204,320
Accounts Receivable—An allowance for credit losses balance of $8.3 million and $7.8 million was recorded as of May 4, 2024 and February 3, 2024, respectively. During the three months ended May 4, 2024, the Company recorded a charge of $2.2 million to operations and wrote off $1.6 million against the allowance. During the three months ended April 29, 2023, the Company recorded a benefit of $0.5 million to operations and wrote off $0.9 million against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Deferred revenue, beginning of period	$565,486	$426,565
Deferred revenue, end of period	$588,017	$449,943
Revenue recognized in the period from beginning deferred revenue balance	$258,552	$183,930
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of May 4, 2024, the Company’s RPO was $2,145.6 million, of which the Company expects to recognize revenue of approximately $1,013.5 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three months ended May 4, 2024 and April 29, 2023.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of May 4, 2024 and February 3, 2024.
8.    Leases
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

The components of operating lease expense were as follows (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Operating lease cost	$5,697	$6,275
Short-term lease cost	207	364
Sublease income	(345)	(254)
Total lease cost	$5,559	$6,385
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended
	May 4, 2024	April 29, 2023
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,911	$6,649
During the three months ended May 4, 2024, the Company recorded no additional operating lease liabilities arising from obtaining right-of-use (“ROU”) assets.

	As of
	May 4, 2024	February 3, 2024
Weighted-average remaining lease term—operating leases (in years)	5.8	5.9
Weighted-average discount rate—operating leases	4.80%	4.73%
Future minimum lease payments included in the measurement of operating lease liabilities as of May 4, 2024 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2025	$20,463
2026	20,558
2027	14,466
2028	12,596
2029	12,984
2030 and thereafter	30,675
Total future minimum lease payments (1)	111,742
Less: imputed interest	(15,610)
Total operating lease liabilities	$96,132
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
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of May 4, 2024 and February 3, 2024.
9.    Commitments and Contingencies
Operating Leases—See Note 8, “Leases,” for the maturities of operating lease liabilities as of May 4, 2024.

Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. There were no material contractual obligations that were entered into by the Company during the three months ended May 4, 2024 that were outside of the ordinary course of business.
Letters of Credit—As of May 4, 2024 and February 3, 2024, the Company had $17.9 million and $17.7 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business and has been and may be subject to third-party intellectual property infringement claims.
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of May 4, 2024 were also not material.
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
10.    Equity
As of May 4, 2024, there were 217,102,019, 333,703,139, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of February 3, 2024, there were 200,989,931, 344,983,598, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of May 4, 2024 and February 3, 2024, as follows:

	As of
	May 4, 2024	February 3, 2024
2015 Equity Incentive Plan:
Options outstanding	5,865,586	6,165,885
RSUs outstanding	4,477,179	6,654,559
2021 Equity Incentive Plan:
RSUs outstanding	32,049,804	28,716,715
Shares available for future grants	89,932,655	68,321,018
2021 Employee Stock Purchase Plan:
Shares available for future issuance	22,335,701	16,875,966
Total shares of common stock reserved for future issuance	154,660,925	126,734,143

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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of May 4, 2024 includes 27,298,676 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—A summary of the stock options activity under the 2015 Plan during the three months ended May 4, 2024 is presented below (the number of options represents shares of Class B common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of February 3, 2024	6,165,885	$5.07	5.7	$169,153
Granted	—	$—
Exercised	(300,299)	$2.69
Forfeited, canceled, or expired	—	$—
Balance as of May 4, 2024	5,865,586	$5.19	5.5	$192,577
Exercisable as of May 4, 2024	5,484,176	$5.03	5.4	$180,967
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $10.8 million and $3.9 million during the three months ended May 4, 2024 and April 29, 2023, respectively.
As of May 4, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $1.4 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.3 years.
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

A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the three months ended May 4, 2024 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 3, 2024	35,371,274	$15.17
Granted	7,913,018	$33.37
Vested	(4,531,330)	$14.56
Forfeited	(2,225,979)	$14.43
Balance as of May 4, 2024	36,526,983	$19.23
As of May 4, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $625.6 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of May 4, 2024 includes 5,459,735 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the three months ended May 4, 2024 and April 29, 2023, there were no shares of Class A common stock purchased under the 2021 ESPP.
As of May 4, 2024, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $5.7 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.6 years.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Stock options	$784	$811
RSUs	60,868	49,416
Employee stock purchase plan	3,004	2,721
Total stock-based compensation expense	$64,656	$52,948
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Cost of revenue	$2,930	$2,706
Research and development	23,399	20,331
Sales and marketing	18,492	15,242
General and administrative	19,835	14,669
Total stock-based compensation expense	$64,656	$52,948

11.    Income Taxes
The Company had an effective tax rate of (0.7%) and (1.4%) for the three months ended May 4, 2024 and April 29, 2023, respectively. The Company’s provision for income taxes was $0.4 million and $0.9 million for the three months ended May 4, 2024 and April 29, 2023, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of May 4, 2024 and February 3, 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of May 4, 2024, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the three months ended May 4, 2024, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations is generally open for all fiscal years after fiscal year 2021, during which the Company is subject to examination by U.S. federal, state, and foreign authorities, where applicable.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	May 4, 2024	April 29, 2023
Numerator:
Net loss attributable to common stockholders	$(56,289)	$(67,856)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	548,652,306	526,403,398
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	$(0.13)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended
	May 4, 2024	April 29, 2023
Outstanding stock options	5,865,586	6,696,729
RSUs	36,526,983	49,819,192
Employee stock purchase rights under the 2021 ESPP	833,584	216,871
Total antidilutive securities	43,226,153	56,732,792

13.    Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The Company derives its subscription revenue from customers that leverage the Company’s Connected Operations Cloud, which consists of a data platform and set of applications to consolidate data from their physical operations into a single, integrated solution. Amounts derived from subscription and other revenue are summarized in Note 7, “Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations.”
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
United States	$243,020	$180,525
Other (1)	37,706	23,795
Total revenue	$280,726	$204,320
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	May 4, 2024	February 3, 2024
United States	$127,057	$129,988
Other (1)	6,193	6,955
Total long-lived assets, net	$133,250	$136,943
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 3, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 26, 2024, and (2) our unaudited condensed consolidated financial statements and related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. These statements speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal years 2025 and 2023 each consist of 52 weeks, with the fourth quarter consisting of 13 weeks, and our fiscal year 2024 was a 53-week fiscal year, with the fourth quarter consisting of 14 weeks.
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Cloud, which is a system of record that enables businesses that depend on physical operations to harness IoT data to develop actionable insights and improve their operations.
Our Connected Operations Cloud consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Our differentiated, purpose-built suite of Applications enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended May 4, 2024 and April 29, 2023, our revenue was $280.7 million and $204.3 million, respectively, representing year-over-year growth of 37%. Our net loss was $56.3 million and $67.9 million for the three months ended May 4, 2024 and April 29, 2023, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	May 4, 2024	April 29, 2023
Annual recurring revenue (“ARR”)	$1,175,684	$856,166
Customers > $100,000 ARR	1,964	1,375
ARR
We believe that ARR is a key indicator of the trajectory of our business performance, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. We define ARR as the annualized value of subscription contracts that have commenced revenue recognition as of the measurement date. ARR highlights trends that may be less visible from our financial statements due to ratable revenue recognition. ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and is not intended to be combined with or replace it. ARR is not a forecast, and the active contracts at the date used in calculating ARR may or may not be renewed.
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
Refer to the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 26, 2024 for further discussion of the impacts of macroeconomic trends on our business.
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

Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty charges, and employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting used in research and development, and costs associated with office facilities, IT-related expenses, and depreciation and amortization of property and equipment. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Cloud. We capitalize the portion of our internal-use software development costs that meets the criteria for capitalization.
We expect our research and development expenses to generally increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance our Connected Operations Cloud. Our research and development expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs directly associated with our sales and marketing activities, including salaries, employee benefits, stock-based compensation, and sales commissions. Sales and marketing expenses also include expenditures related to advertising, media, marketing, promotional costs, free trial expenses, brand awareness activities, business development, corporate partnerships, travel, conferences and events, professional services, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. Our sales and marketing expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
General and Administrative
General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, employee benefits and stock-based compensation, professional fees for external legal, accounting, recruiting and other consulting services, bad debt, costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment, and unallocated lease costs.
We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth. Our general and administrative expenses may fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Interest Income and Other Income, Net
Interest income and other income, net, consists primarily of income earned on our money market funds included in cash and cash equivalents, restricted cash, and our short-term and long-term investments, including amortization of premiums and accretion of discounts related to our marketable debt securities, net of associated fees. We also have foreign currency remeasurement gains and losses and foreign currency transaction gains and losses. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.

Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
In December 2021, the Organization for Economic Co-operation and Development introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. While the United States has not yet adopted the Pillar Two rules, various other governments around the world are enacting legislation which will apply to us beginning in fiscal year 2026. As we do not currently have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, we do not expect these to materially increase our global tax costs. There remains uncertainty as to the final Pillar Two model rules and their application. We will continue to monitor United States and global legislative action related to Pillar Two for potential impacts.
Results of Operations
Comparison of the Three Months Ended May 4, 2024 and April 29, 2023
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 4, 2024	April 29, 2023	Amount	%
Revenue	$280,726	$204,320	$76,406	37%
Revenue increased by $76.4 million, or 37%, for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional Applications, by existing customers.
Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 4, 2024	April 29, 2023	Amount	%
Cost of revenue	$68,625	$57,557	$11,068	19%
Gross profit	$212,101	$146,763
Gross margin	76%	72%
Cost of revenue increased by $11.1 million, or 19%, for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, primarily due to $6.9 million of increased amortization of deferred IoT device costs, $2.0 million of increased employee-related costs, which included a $1.6 million increase in salaries and benefits and related employer taxes and a $0.4 million increase in stock-based compensation expense, and $1.6 million of increased infrastructure costs associated with our product offerings. The increases in amortization of deferred IoT device costs and infrastructure costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 76% for the three months ended May 4, 2024 compared to 72% for the three months ended April 29, 2023, mainly due to operational efficiencies in infrastructure costs, direct labor costs, warranty charges, and deferred IoT device costs.

Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 4, 2024	April 29, 2023	Amount	%
Research and development	$72,973	$60,366	$12,607	21%
Percentage of revenue	26%	30%
Research and development expense increased by $12.6 million, or 21%, for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, primarily due to a $9.5 million increase in employee-related costs, which included a $6.4 million increase in salaries and benefits and related employer taxes and a $3.1 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. The increase in our research and development expense was also due to a $2.0 million increase in third-party cloud infrastructure expenses and a $1.2 million increase in IT-related costs and software subscriptions.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 4, 2024	April 29, 2023	Amount	%
Sales and marketing	$147,437	$118,955	$28,482	24%
Percentage of revenue	53%	58%
Sales and marketing expense increased by $28.5 million, or 24%, for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, primarily due to a $21.7 million increase in employee-related costs, which included a $19.0 million increase in salaries and benefits and related employer taxes and a $3.2 million increase in stock-based compensation expense, primarily due to increased headcount to support our sales organization. The increase in our sales and marketing expense was also due to a $3.2 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, and a $2.5 million increase in IT-related costs and software subscriptions.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 4, 2024	April 29, 2023	Amount	%
General and administrative	$57,688	$43,266	$14,422	33%
Percentage of revenue	21%	21%
General and administrative expense increased by $14.4 million, or 33%, for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, primarily due to an $11.1 million increase in employee-related costs, which included a $5.9 million increase in salaries and benefits and related employer taxes and a $5.2 million increase in stock-based compensation expense, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. The increase in our general and administrative expense was also due to a $2.7 million increase in bad debt expense, a $2.5 million increase in legal fees, and a $1.5 million increase in software subscriptions. The increases in general and administrative expense were partially offset by a $2.9 million decrease in IT-related costs.

Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 4, 2024	April 29, 2023	Amount	%
Interest income and other income, net	$10,084	$8,895	$1,189	13%
Interest income and other income, net, increased by $1.2 million, or 13%, for the three months ended May 4, 2024 compared to the three months ended April 29, 2023. $1.9 million of this increase was primarily due to higher interest yields on investments and a larger investment base of our managed portfolio of marketable debt securities. The increase in our interest income and other income, net, was partially offset by a $0.5 million increase in foreign currency losses.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 4, 2024	April 29, 2023	Amount	%
Provision for income taxes	$376	$927	$(551)	(59%)
Effective tax rate	(0.7%)	(1.4%)
The provision for income taxes decreased by $0.6 million, or 59%, for the three months ended May 4, 2024 compared to the three months ended April 29, 2023, primarily due to stock-based compensation expense windfalls within our foreign entities.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	May 4, 2024	April 29, 2023
Non-GAAP gross profit	$215,867	$149,678
Non-GAAP gross margin	77%	73%
Non-GAAP income (loss) from operations	$6,159	$(19,031)
Non-GAAP operating margin	2%	(9%)
Non-GAAP net income (loss)	$15,867	$(11,063)
Free cash flow	$18,608	$7,955
Free cash flow margin	7%	4%
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

Expenses Excluded from Non-GAAP Performance Financial Measures
Stock-based compensation expense-related charges include the amortization of deferred stock-based compensation expense for capitalized software and employer taxes on employee equity transactions. Stock-based compensation expense-related charges are excluded because they are primarily a non-cash expense that management believes is not reflective of our ongoing operational performance. Employer taxes on employee equity transactions, which are a cash expense, are excluded because such taxes are directly tied to the timing and size of employee equity transactions and the future fair market value of our common stock, which may vary from period to period independent of the operating performance of our business.
Lease modification, impairment, and related charges, and legal settlements are excluded because management believes that such charges are not reflective of our ongoing operational performance.
Non-GAAP Performance Financial Measures
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define non-GAAP gross profit as gross profit excluding the effect of stock-based compensation expense-related charges included in cost of revenue. Non-GAAP gross margin is defined as non-GAAP gross profit as a percentage of total revenue. We use non-GAAP gross profit and non-GAAP gross margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP gross profit and non-GAAP gross margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP gross profit to our GAAP gross profit for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 4, 2024	April 29, 2023
Gross profit	$212,101	$146,763
Add:
Stock-based compensation expense-related charges (1)	3,766	2,915
Non-GAAP gross profit	$215,867	$149,678
GAAP gross margin	76%	72%
Non-GAAP gross margin	77%	73%
__________
(1)Stock-based compensation expense-related charges included approximately $0.4 million and $0.2 million of employer taxes on employee equity transactions for the three months ended May 4, 2024 and April 29, 2023, respectively.

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations, or non-GAAP operating income (loss), as income (loss) from operations excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. Non-GAAP operating margin is defined as non-GAAP operating income (loss) as a percentage of total revenue. We use non-GAAP income (loss) from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP income (loss) from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP income (loss) from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 4, 2024	April 29, 2023
Loss from operations	$(65,997)	$(75,824)
Add:
Stock-based compensation expense-related charges (1)	72,156	56,793
Non-GAAP income (loss) from operations	$6,159	$(19,031)
GAAP operating margin	(24%)	(37%)
Non-GAAP operating margin	2%	(9%)
__________
(1)Stock-based compensation expense-related charges included approximately $7.0 million and $3.8 million of employer taxes on employee equity transactions for the three months ended May 4, 2024 and April 29, 2023, respectively.
Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as net loss excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. We use non-GAAP net income (loss) in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income (loss) to our GAAP net loss for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 4, 2024	April 29, 2023
Net loss	$(56,289)	$(67,856)
Add:
Stock-based compensation expense-related charges	72,156	56,793
Non-GAAP net income (loss) (1)	$15,867	$(11,063)
__________
(1)There were no material income tax effects on our non-GAAP adjustments for all periods presented.

Non-GAAP Liquidity Financial Measures
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities reduced by cash used for purchases of property and equipment. Free cash flow margin is calculated as free cash flow as a percentage of total revenue. We believe that free cash flow and free cash flow margin, even if negative, are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of free cash flow to net cash provided by operating activities for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$23,670	$10,454
Purchase of property and equipment	(5,062)	(2,499)
Free cash flow (1)	$18,608	$7,955
Net cash provided by operating activities margin	8%	5%
Free cash flow margin (1)	7%	4%
Net cash provided by (used in) investing activities	$3,051	$(17,729)
Net cash provided by (used in) financing activities	$312	$(289)
__________
(1)Free cash flow includes the cash impact of non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Purchase of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$—	$(10,179)
(2)In April 2023, we settled a lease dispute which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,511.4 million as of May 4, 2024. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of May 4, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $845.0 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include personnel-related costs, third-party cloud infrastructure expenses, sales and marketing expenses, overhead costs, and funding other working capital requirements, such as inventory and connected device costs to meet our performance obligations related to our Connected Operations Cloud.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended
	May 4, 2024	April 29, 2023
Net cash provided by operating activities	$23,670	$10,454
Net cash provided by (used in) investing activities	$3,051	$(17,729)
Net cash provided by (used in) financing activities	$312	$(289)
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
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, net accretion of discounts on marketable debt securities, and non-cash operating lease costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $23.7 million for the three months ended May 4, 2024. This consisted of a net loss of $56.3 million, adjusted for non-cash charges of $66.4 million, and changes in our operating assets and liabilities of $13.5 million. The non-cash charges were primarily comprised of stock-based compensation expense of $64.7 million and depreciation and amortization of $4.5 million, partially offset by net accretion of discounts on marketable debt securities of $4.0 million. Changes in our operating assets and liabilities during the three months ended May 4, 2024 reflect increases in deferred revenue due to the growth of our business, higher cash collections from customers, and lower prepaid expenses and other current assets, partially offset by higher vendor payments, higher levels of inventories to meet anticipated demand requirements, higher connected device costs, and higher deferred commissions during the three months ended May 4, 2024.
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
Investing Activities
Cash provided by investing activities was $3.1 million for the three months ended May 4, 2024, which primarily consisted of $150.4 million of proceeds from maturities and redemptions of investments, partially offset by $142.3 million of purchases of investments and $5.1 million of capital expenditures for internal-use software development costs and our office facilities.
Cash used in investing activities was $17.7 million for the three months ended April 29, 2023, which primarily consisted of $192.4 million of purchases of investments and $2.5 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $177.2 million of proceeds from maturities and redemptions of investments.

Financing Activities
Cash provided by financing activities was $0.3 million for the three months ended May 4, 2024, which primarily consisted of $0.8 million of proceeds from exercises of stock options, partially offset by $0.5 million in payments of principal on finance leases.
Cash used in financing activities was $0.3 million for the three months ended April 29, 2023, which primarily consisted of $0.4 million in payments of principal on finance leases, partially offset by $0.2 million of proceeds from exercises of stock options.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of May 4, 2024. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting policies and estimates during the three months ended May 4, 2024.
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
Interest Rate Risk
As of May 4, 2024, we had $845.0 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $19.2 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $5.0 million in the market value of our cash equivalents, and short-term and long-term investments as of May 4, 2024.
As of February 3, 2024, we had $823.8 million of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $5.3 million in the market value.

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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended May 4, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 26, 2024, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. These factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarterly period ended May 4, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

10.1*+	Employment letter between the registrant and Lara Caimi.

10.2*+	Employment letter between the registrant and Kiren Sekar.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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

SAMSARA INC.

Date: June 11, 2024	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: June 11, 2024	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)