Form 10-Q
period 2024-08-03
Samsara Inc.
filed 2024-09-10
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of September 3, 2024, there were 224,050,531 shares of the registrant’s Class A common stock, 332,310,673 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
•our expectations regarding the effects of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict in Israel and the surrounding region, the emergence of pandemics and epidemics, and similar macroeconomic events, including financial distress caused by bank failures, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and monetary policy changes, on our and our customers’ and partners’ respective businesses;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	August 3, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$159,272	$135,536
Short-term investments	513,361	412,126
Accounts receivable, net	178,794	161,829
Inventories	38,623	22,238
Connected device costs, current	111,323	104,008
Prepaid expenses and other current assets	38,264	51,221
Total current assets	1,039,637	886,958
Restricted cash	19,431	19,202
Long-term investments	207,705	276,166
Property and equipment, net	57,556	54,969
Operating lease right-of-use assets	72,617	81,974
Connected device costs, non-current	234,354	230,782
Deferred commissions	188,444	177,562
Other assets, non-current	6,398	7,232
Total assets	$1,826,142	$1,734,845
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,345	$46,281
Accrued expenses and other current liabilities	59,636	61,437
Accrued compensation and benefits	34,875	37,068
Deferred revenue, current	485,909	426,369
Operating lease liabilities, current	19,398	20,661
Total current liabilities	647,163	591,816
Deferred revenue, non-current	136,813	139,117
Operating lease liabilities, non-current	68,300	78,830
Other liabilities, non-current	9,183	9,935
Total liabilities	861,459	819,698
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of August 3, 2024 and February 3, 2024; zero shares issued and outstanding as of August 3, 2024 and February 3, 2024	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of August 3, 2024 and February 3, 2024; 224,050,531 and 200,989,931 shares issued and outstanding as of August 3, 2024 and February 3, 2024, respectively	10	9
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of August 3, 2024 and February 3, 2024; 332,310,673 and 344,983,598 shares issued and outstanding as of August 3, 2024 and February 3, 2024, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of August 3, 2024 and February 3, 2024; zero shares issued and outstanding as of August 3, 2024 and February 3, 2024	—	—
Additional paid-in capital	2,524,042	2,368,597
Accumulated other comprehensive income	1,605	1,616
Accumulated deficit	(1,560,997)	(1,455,098)
Total stockholders’ equity	964,683	915,147
Total liabilities and stockholders’ equity	$1,826,142	$1,734,845
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Revenue	$300,202	$219,257	$580,928	$423,577
Cost of revenue	73,365	58,866	141,990	116,423
Gross profit	226,837	160,391	438,938	307,154
Operating expenses:
Research and development	76,476	63,969	149,449	124,335
Sales and marketing	151,493	117,908	298,930	236,863
General and administrative	57,062	48,268	114,750	91,534
Total operating expenses	285,031	230,145	563,129	452,732
Loss from operations	(58,194)	(69,754)	(124,191)	(145,578)
Interest income and other income, net	9,626	10,220	19,710	19,115
Loss before provision for income taxes	(48,568)	(59,534)	(104,481)	(126,463)
Provision for income taxes	1,042	434	1,418	1,361
Net loss	$(49,610)	$(59,968)	$(105,899)	$(127,824)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,510)	2,009	(1,410)	1,096
Unrealized gains (losses) on investments, net of tax	3,086	(1,404)	1,399	(1,445)
Other comprehensive income (loss)	1,576	605	(11)	(349)
Comprehensive loss	$(48,034)	$(59,363)	$(105,910)	$(128,173)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.11)	$(0.19)	$(0.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	553,917,926	531,751,683	551,285,115	529,077,540
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended August 3, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 4, 2024	550,805,158	$33	$2,435,213	$29	$(1,511,387)	$923,888
Issuance of common stock for vesting of restricted stock units (“RSUs”)	4,928,832	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	627,214	—	16,115	—	—	16,115
Stock-based compensation expense	—	—	72,714	—	—	72,714
Other comprehensive income	—	—	—	1,576	—	1,576
Net loss	—	—	—	—	(49,610)	(49,610)
Balance at August 3, 2024	556,361,204	$33	$2,524,042	$1,605	$(1,560,997)	$964,683

	Three Months Ended July 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at April 29, 2023	528,511,394	$30	$2,160,399	$(1,606)	$(1,236,228)	$922,595
Issuance of common stock for vesting of RSUs	5,130,041	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	1,275,962	—	13,011	—	—	13,011
Stock-based compensation expense	—	—	60,123	—	—	60,123
Other comprehensive income	—	—	—	605	—	605
Net loss	—	—	—	—	(59,968)	(59,968)
Balance at July 29, 2023	534,917,397	$31	$2,233,533	$(1,001)	$(1,296,196)	$936,367

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended August 3, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock for vesting of RSUs	9,460,162	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	927,513	—	16,923	—	—	16,923
Stock-based compensation expense	—	—	138,522	—	—	138,522
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(105,899)	(105,899)
Balance at August 3, 2024	556,361,204	$33	$2,524,042	$1,605	$(1,560,997)	$964,683

	Six Months Ended July 29, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of RSUs	9,245,415	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	1,511,773	—	13,126	—	—	13,126
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	113,369	—	—	113,369
Other comprehensive loss	—	—	—	(349)	—	(349)
Net loss	—	—	—	—	(127,824)	(127,824)
Balance at July 29, 2023	534,917,397	$31	$2,233,533	$(1,001)	$(1,296,196)	$936,367
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 3, 2024	July 29, 2023
Operating activities
Net loss	$(105,899)	$(127,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,088	7,193
Stock-based compensation expense	136,260	112,604
Net accretion of discounts on investments	(8,289)	(8,623)
Other non-cash adjustments	1,712	109
Changes in operating assets and liabilities:
Accounts receivable, net	(20,160)	6,767
Inventories	(18,406)	18,803
Prepaid expenses and other current assets	12,957	243
Connected device costs	(10,887)	(27,664)
Deferred commissions	(10,882)	(13,078)
Other assets, non-current	934	371
Accounts payable and other liabilities	(1,977)	(5,249)
Deferred revenue	57,236	50,471
Operating lease right-of-use assets and liabilities, net	100	4,051
Net cash provided by operating activities	41,787	18,174
Investing activities
Purchases of property and equipment	(10,054)	(5,503)
Purchases of investments	(330,057)	(374,389)
Proceeds from sales of investments	1,247	4,474
Proceeds from maturities and redemptions of investments	305,726	340,878
Other investing activities	(100)	(50)
Net cash used in investing activities	(33,238)	(34,590)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	16,923	13,170
Payment of principal on finance leases	(944)	(915)
Net cash provided by financing activities	15,979	12,255
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(563)	518
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,965	(3,643)
Cash, cash equivalents, and restricted cash, beginning of period	154,738	223,766
Cash, cash equivalents, and restricted cash, end of period	$178,703	$220,123
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$1,040	$586
Supplemental disclosures of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$147	$135
Vesting of early exercised stock options	$—	$25
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of August 3, 2024 and the results of operations for the three and six months ended August 3, 2024 and July 29, 2023, and cash flows for the six months ended August 3, 2024 and July 29, 2023. The condensed consolidated balance sheet as of February 3, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended August 3, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the six months ended August 3, 2024.
Recently Adopted Accounting Pronouncements—There were no new accounting pronouncements adopted during the six months ended August 3, 2024.

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
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of August 3, 2024 and February 3, 2024, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of August 3, 2024 and February 3, 2024, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of August 3, 2024 and February 3, 2024 consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	August 3, 2024	February 3, 2024
Cash and cash equivalents	$159,272	$135,536
Restricted cash	19,431	19,202
Total cash, cash equivalents, and restricted cash	$178,703	$154,738
The following is a summary of the Company’s available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	August 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$96,806	$—	$—	$96,806
Corporate notes and bonds	396,059	1,405	(95)	397,369
U.S. government and agency securities	226,438	541	(88)	226,891
Total investments	$719,303	$1,946	$(183)	$721,066

	As of
	February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$67,107	$—	$—	$67,107
Corporate notes and bonds	381,511	797	(280)	382,028
U.S. government and agency securities	239,310	241	(394)	239,157
Total investments	$687,928	$1,038	$(674)	$688,292
The Company included $4.8 million and $4.9 million of accrued interest receivable, net of the allowance for credit losses, in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of August 3, 2024 and February 3, 2024, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of August 3, 2024 and February 3, 2024 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of August 3, 2024 and February 3, 2024 because such potential losses were not material.
As of August 3, 2024, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
August 3, 2024
Due within one year	$513,361
Due in one year to three years	207,705
Total	$721,066
There were no material realized gains or losses that were reclassified out of accumulated other comprehensive income (loss), either individually or in the aggregate, during the three and six months ended August 3, 2024 and July 29, 2023. There were no material unrealized gains or losses for cash equivalents and available-for-sale marketable debt securities, either individually or in the aggregate, as of August 3, 2024 and February 3, 2024.
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

The condensed consolidated financial statements as of August 3, 2024 and February 3, 2024 do not include any non-recurring fair value measurements relating to assets or liabilities.
The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of August 3, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$63,316	$—	$—	$63,316
Commercial paper	—	19,091	—	19,091
U.S. government and agency securities	—	10,230	—	10,230
Restricted cash—letters of credit	17,316	—	—	17,316
Total cash equivalents and restricted cash	$80,632	$29,321	$—	$109,953

Marketable debt securities
Commercial paper	$—	$96,806	$—	$96,806
Corporate notes and bonds	—	397,369	—	397,369
U.S. government and agency securities	—	226,891	—	226,891
Total marketable debt securities	$—	$721,066	$—	$721,066

	As of February 3, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$43,977	$—	$—	$43,977
Commercial paper	—	19,920	—	19,920
U.S. government and agency securities	—	11,972	—	11,972
Corporate notes and bonds	—	1,999	—	1,999
Restricted cash—letters of credit	17,711	—	—	17,711
Total cash equivalents and restricted cash	$61,688	$33,891	$—	$95,579

Marketable debt securities
Commercial paper	$—	$67,107	$—	$67,107
Corporate notes and bonds	—	382,028	—	382,028
U.S. government and agency securities	—	239,157	—	239,157
Total marketable debt securities	$—	$688,292	$—	$688,292
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the six months ended August 3, 2024 and July 29, 2023.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of August 3, 2024 and February 3, 2024 were $188.4 million and $177.6 million, respectively.

The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Capitalized commission costs	$19,641	$22,502	$37,689	$39,489
Amortization expense	$13,876	$12,942	$26,807	$26,411
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current, as of August 3, 2024 and February 3, 2024 were $345.7 million and $334.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Capitalized connected device costs	$33,655	$40,655	$67,369	$71,230
Amortization expense	$28,827	$22,698	$56,482	$43,567
6.    Balance Sheet Components
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	August 3, 2024	February 3, 2024
Gross property and equipment:
Computers and equipment	$4,134	$1,758
Leasehold improvements	50,667	50,524
Furniture and fixtures	22,359	22,273
Internal-use software development costs (1)	41,189	32,137
Total gross property and equipment	118,349	106,692
Accumulated depreciation and amortization	(60,793)	(51,723)
Property and equipment, net	$57,556	$54,969
__________
(1)The Company’s internal-use software development costs included $1.1 million and $2.3 million of stock-based compensation costs for the three and six months ended August 3, 2024, respectively, and $0.7 million and $1.2 million of stock-based compensation costs for the three and six months ended July 29, 2023, respectively.
Depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Depreciation and amortization expense	$4,633	$3,709	$9,088	$7,193
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
Revenue consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Subscription revenue	$295,324	$215,179	$571,518	$414,663
Other revenue	4,878	4,078	9,410	8,914
Total revenue	$300,202	$219,257	$580,928	$423,577
Accounts Receivable—An allowance for credit losses balance of $7.6 million and $7.8 million was recorded as of August 3, 2024 and February 3, 2024, respectively. During the three and six months ended August 3, 2024, the Company recorded a charge of $1.0 million and $3.2 million, respectively, to operations and wrote off $1.7 million and $3.4 million, respectively, against the allowance. During the three and six months ended July 29, 2023, the Company recorded a charge of $1.2 million and $0.7 million, respectively, to operations and wrote off $1.0 million and $2.0 million, respectively, against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Deferred revenue, beginning of period	$588,017	$449,943	$565,486	$426,565
Deferred revenue, end of period	$622,722	$477,037	$622,722	$477,037
Revenue recognized in the period from beginning deferred revenue balance	$270,053	$195,160	$331,754	$232,793
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of August 3, 2024, the Company’s RPO was $2,293.1 million, of which the Company expects to recognize revenue of approximately $1,088.2 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and six months ended August 3, 2024 and July 29, 2023.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of August 3, 2024 and February 3, 2024.
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
The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Operating lease cost	$5,700	$6,015	$11,397	$12,290
Short-term lease cost	182	382	389	747
Sublease income	(345)	(184)	(690)	(438)
Total lease cost	$5,537	$6,213	$11,096	$12,599

Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$7,021	$6,778	$13,933	$13,427
During the six months ended August 3, 2024, the Company recorded no additional operating lease liabilities arising from obtaining right-of-use (“ROU”) assets.

	As of
	August 3, 2024	February 3, 2024
Weighted-average remaining lease term—operating leases (in years)	5.7	5.9
Weighted-average discount rate—operating leases	4.88%	4.73%
Future minimum lease payments included in the measurement of operating lease liabilities as of August 3, 2024 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2025	$13,479
2026	20,595
2027	14,466
2028	12,596
2029	12,984
2030 and thereafter	30,632
Total future minimum lease payments (1)	104,752
Less: imputed interest	(14,512)
Total operating lease liabilities	$90,240
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
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of August 3, 2024 and February 3, 2024.
9.    Commitments and Contingencies
Operating Leases—See Note 8, “Leases,” for the maturities of operating lease liabilities as of August 3, 2024.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. There were no material contractual obligations that were entered into by the Company during the six months ended August 3, 2024 that were outside of the ordinary course of business.
Letters of Credit—As of August 3, 2024 and February 3, 2024, the Company had $17.3 million and $17.7 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business, including proceedings initiated by us, and has been and may be subject to third-party intellectual property infringement claims. Such proceedings, even if not meritorious, can require significant financial and operational resources, including the diversion of management’s attention from the Company’s business objectives.

The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of August 3, 2024 were also not material.
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
10.    Equity
As of August 3, 2024, there were 224,050,531, 332,310,673, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of February 3, 2024, there were 200,989,931, 344,983,598, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of August 3, 2024 and February 3, 2024, as follows:

	As of
	August 3, 2024	February 3, 2024
2015 Equity Incentive Plan:
Options outstanding	5,854,565	6,165,885
RSUs outstanding	3,034,669	6,654,559
2021 Equity Incentive Plan:
RSUs outstanding	28,293,217	28,716,715
Shares available for future grants	90,202,920	68,321,018
2021 Employee Stock Purchase Plan:
Shares available for future issuance	21,719,508	16,875,966
Total shares of common stock reserved for future issuance	149,104,879	126,734,143
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of August 3, 2024 includes 27,298,676 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—A summary of the stock options activity under the 2015 Plan during the six months ended August 3, 2024 is presented below (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of February 3, 2024	6,165,885	$5.07	5.7	$169,153
Granted	—	$—
Exercised	(311,320)	$2.64
Forfeited, canceled, or expired	—	$—
Balance as of August 3, 2024	5,854,565	$5.20	5.2	$176,773
Exercisable as of August 3, 2024	5,663,860	$5.13	5.2	$171,470
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $11.1 million and $7.0 million during the six months ended August 3, 2024 and July 29, 2023, respectively.
As of August 3, 2024, unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest was approximately $0.6 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.1 years.
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
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the six months ended August 3, 2024 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 3, 2024	35,371,274	$15.17
Granted	9,104,540	$33.77
Vested	(9,460,162)	$15.82
Forfeited	(3,687,766)	$15.76
Balance as of August 3, 2024	31,327,886	$20.31
As of August 3, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $574.3 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 years.

2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of August 3, 2024 includes 5,459,735 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the six months ended August 3, 2024 and July 29, 2023, 616,193 and 1,152,816 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $16.1 million and $13.0 million, respectively.
As of August 3, 2024, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $7.1 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.6 years.
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

Six Months Ended
	August 3, 2024	July 29, 2023
Expected volatility	53.2% – 57.4%	66.9% – 72.5%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	5.2% – 5.4%	5.2% – 5.4%
Expected dividend yield	—%	—%
Expected volatility—The expected volatility for the six months ended August 3, 2024 and July 29, 2023 was based on the historical volatility of the Company.
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
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Stock options	$773	$775	$1,557	$1,586
RSUs	67,630	55,674	128,498	105,090
Employee stock purchase plan	3,201	3,207	6,205	5,928
Total stock-based compensation expense	$71,604	$59,656	$136,260	$112,604

Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Cost of revenue	$3,218	$3,056	$6,148	$5,762
Research and development	25,977	22,524	49,376	42,855
Sales and marketing	21,386	17,337	39,878	32,579
General and administrative	21,023	16,739	40,858	31,408
Total stock-based compensation expense	$71,604	$59,656	$136,260	$112,604
11.    Income Taxes
The Company had an effective tax rate of (2.1%) and (0.7%) for the three months ended August 3, 2024 and July 29, 2023, respectively, and (1.4%) and (1.1%) for the six months ended August 3, 2024 and July 29, 2023, respectively. The Company’s provision for income taxes was $1.0 million and $0.4 million for the three months ended August 3, 2024 and July 29, 2023, respectively, and $1.4 million and $1.4 million for the six months ended August 3, 2024 and July 29, 2023, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of August 3, 2024 and February 3, 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of August 3, 2024, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the six months ended August 3, 2024, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Numerator:
Net loss attributable to common stockholders	$(49,610)	$(59,968)	$(105,899)	$(127,824)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	553,917,926	531,751,683	551,285,115	529,077,540
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.11)	$(0.19)	$(0.24)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Outstanding stock options	5,854,565	6,573,583	5,854,565	6,573,583
RSUs	31,327,886	46,351,211	31,327,886	46,351,211
Employee stock purchase rights under the 2021 ESPP	712,979	848,923	712,979	848,923
Total antidilutive securities	37,895,430	53,773,717	37,895,430	53,773,717
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
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
United States	$260,430	$192,278	$503,450	$372,919
Other (1)	39,772	26,979	77,478	50,658
Total revenue	$300,202	$219,257	$580,928	$423,577
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	August 3, 2024	February 3, 2024
United States	$124,441	$129,988
Other (1)	5,732	6,955
Total long-lived assets, net	$130,173	$136,943
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
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended August 3, 2024 and July 29, 2023, our revenue was $300.2 million and $219.3 million, respectively, representing year-over-year growth of 37%. Our net loss was $49.6 million and $60.0 million for the three months ended August 3, 2024 and July 29, 2023, respectively. For the six months ended August 3, 2024 and July 29, 2023, our revenue was $580.9 million and $423.6 million, respectively, representing year-over-year growth of 37%. Our net loss was $105.9 million and $127.8 million for the six months ended August 3, 2024 and July 29, 2023, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	August 3, 2024	July 29, 2023
Annual recurring revenue (“ARR”)	$1,263,950	$930,016
Customers > $100,000 ARR	2,133	1,515
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
Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on information technology (“IT”) products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, geopolitical tensions involving China, and the conflict in Israel and the surrounding region, uncertainty around the outcome of political elections, and the emergence of pandemics and epidemics. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
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
Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty costs, and employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
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
We expect our research and development expenses to generally increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance our Connected Operations Cloud. Our research and development expenses have fluctuated in the past and may in the future fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. As a result, we expect our sales and marketing expenses to increase in absolute dollars for the foreseeable future. Our sales and marketing expenses have fluctuated in the past and may in the future fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses, including seasonally higher spend on conferences and events in the first half of our fiscal year.
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
We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth. Our general and administrative expenses have fluctuated in the past and may in the future fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.

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
In December 2021, the Organization for Economic Co-operation and Development introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. While the United States has not yet adopted the Pillar Two rules, various other international governments are enacting legislation which will apply to us beginning in fiscal year 2026. We do not currently have material operations in jurisdictions with tax rates lower than the Pillar Two minimum, but we expect to incur additional costs related to compliance with this legislation. There remains uncertainty as to the final Pillar Two model rules and their application. We will continue to monitor United States and global legislative action related to Pillar Two for potential impacts.
Results of Operations
Comparison of the Three and Six Months Ended August 3, 2024 and July 29, 2023
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 3, 2024	July 29, 2023	Amount	%	August 3, 2024	July 29, 2023	Amount	%
Revenue	$300,202	$219,257	$80,945	37%	$580,928	$423,577	$157,351	37%
Revenue increased by $80.9 million and $157.4 million, or 37% and 37%, for the three and six months ended August 3, 2024, respectively, compared to the three and six months ended July 29, 2023, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional Applications, by existing customers.
Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 3, 2024	July 29, 2023	Amount	%	August 3, 2024	July 29, 2023	Amount	%
Cost of revenue	$73,365	$58,866	$14,499	25%	$141,990	$116,423	$25,567	22%
Gross profit	$226,837	$160,391			$438,938	$307,154
Gross margin	76%	73%			76%	73%
Cost of revenue increased by $14.5 million, or 25%, for the three months ended August 3, 2024 compared to the three months ended July 29, 2023, primarily due to $6.3 million of increased amortization of deferred IoT device costs, $6.3 million of increased infrastructure costs associated with our product offerings, $3.3 million of increased employee-related costs, which included a $2.9 million increase in salaries and benefits and related employer taxes and a $0.4 million increase in stock-based compensation expense, and $0.7 million of increased amortization of internally-developed software, partially offset by $2.3 million of decreased warranty costs. The increases in amortization of deferred IoT device costs and infrastructure costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 76% for the three months ended August 3, 2024 compared to 73% for the three months ended July 29, 2023, mainly due to operational efficiencies in warranty charges and infrastructure costs.

Cost of revenue increased by $25.6 million, or 22%, for the six months ended August 3, 2024 compared to the six months ended July 29, 2023, primarily due to $13.2 million of increased amortization of deferred IoT device costs, $8.0 million of increased infrastructure costs associated with our product offerings, $5.3 million of increased employee-related costs, which included a $4.5 million increase in salaries and benefits and related employer taxes and a $0.8 million increase in stock-based compensation expense, and $1.4 million of increased amortization of internally-developed software, partially offset by $3.5 million of decreased warranty costs. The increases in amortization of deferred IoT device costs and infrastructure costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 76% for the six months ended August 3, 2024 compared to 73% for the six months ended July 29, 2023, mainly due to operational efficiencies in warranty charges, direct labor costs, and deferred IoT device costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 3, 2024	July 29, 2023	Amount	%	August 3, 2024	July 29, 2023	Amount	%
Research and development	$76,476	$63,969	$12,507	20%	$149,449	$124,335	$25,114	20%
Percentage of revenue	26%	29%			26%	29%
Research and development expense increased by $12.5 million, or 20%, for the three months ended August 3, 2024 compared to the three months ended July 29, 2023, primarily due to a $9.3 million increase in employee-related costs, which included a $5.9 million increase in salaries and benefits and related employer taxes and a $3.5 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. The increase in our research and development expense was also due to a $1.1 million increase in prototyping and third-party infrastructure expenses, a $1.1 million increase in software subscriptions and IT-related costs, and a $0.8 million increase in expenses relating to contractor and other professional services.
Research and development expense increased by $25.1 million, or 20%, for the six months ended August 3, 2024 compared to the six months ended July 29, 2023, primarily due to a $18.8 million increase in employee-related costs, which included a $12.3 million increase in salaries and benefits and related employer taxes and a $6.5 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. The increase in our research and development expense was also due to a $3.1 million increase in prototyping and third-party infrastructure expenses, a $2.3 million increase in software subscriptions and IT-related costs, and a $1.3 million increase in expenses relating to contractor and other professional services.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 3, 2024	July 29, 2023	Amount	%	August 3, 2024	July 29, 2023	Amount	%
Sales and marketing	$151,493	$117,908	$33,585	28%	$298,930	$236,863	$62,067	26%
Percentage of revenue	50%	54%			51%	56%
Sales and marketing expense increased by $33.6 million, or 28%, for the three months ended August 3, 2024 compared to the three months ended July 29, 2023, primarily due to a $24.2 million increase in employee-related costs, which included a $19.5 million increase in salaries and benefits and related employer taxes and a $4.0 million increase in stock-based compensation expense, primarily due to increased headcount to support our sales organization. The increase in our sales and marketing expense was also due to a $3.4 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, a $2.0 million increase in expenses relating to professional services, a $1.5 million increase in IT-related costs and software subscriptions, and a $1.1 million increase in expenses relating to lead generation initiatives. These increases were primarily to support the growth in our business.

Sales and marketing expense increased by $62.1 million, or 26%, for the six months ended August 3, 2024 compared to the six months ended July 29, 2023, primarily due to a $45.9 million increase in employee-related costs, which included a $38.5 million increase in salaries and benefits and related employer taxes and a $7.3 million increase in stock-based compensation expense, primarily due to increased headcount to support our sales organization. The increase in our sales and marketing expense was also due to a $6.6 million increase in travel-related expenses and expenses relating to our customer visits, conferences, and other events, a $3.9 million increase in IT-related costs and software subscriptions, a $2.3 million increase in expenses relating to professional services, and a $1.5 million increase in expenses relating to lead generation initiatives. These increases were primarily to support the growth in our business.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 3, 2024	July 29, 2023	Amount	%	August 3, 2024	July 29, 2023	Amount	%
General and administrative	$57,062	$48,268	$8,794	18%	$114,750	$91,534	$23,216	25%
Percentage of revenue	19%	22%			20%	22%
General and administrative expense increased by $8.8 million, or 18%, for the three months ended August 3, 2024 compared to the three months ended July 29, 2023, primarily due to a $7.8 million increase in employee-related costs, which included a $4.3 million increase in stock-based compensation expense and a $3.5 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. Our increase in general and administrative expense was also due to a $2.5 million increase in expenses relating to legal fees. The increases in general and administrative expense were partially offset by a $1.3 million decrease in IT-related costs.
General and administrative expense increased by $23.2 million, or 25%, for the six months ended August 3, 2024 compared to the six months ended July 29, 2023, primarily due to a $18.9 million increase in employee-related costs, which included a $9.5 million increase in stock-based compensation expense and a $9.4 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. The increase in our general and administrative expense was also due to a $5.0 million increase in legal fees and a $2.5 million increase in bad debt expense. The increases in general and administrative expense were partially offset by a $4.2 million decrease in IT-related costs.
Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 3, 2024	July 29, 2023	Amount	%	August 3, 2024	July 29, 2023	Amount	%
Interest income and other income, net	$9,626	$10,220	$(594)	(6%)	$19,710	$19,115	$595	3%
Interest income and other income, net, decreased by $0.6 million, or 6%, for the three months ended August 3, 2024 compared to the three months ended July 29, 2023. $1.7 million of this decrease was due to an increase in foreign currency losses. The decrease in our interest income and other income, net, was partially offset by a $0.9 million increase in interest income earned due to a larger investment base of our managed portfolio of marketable debt securities.
Interest income and other income, net, increased by $0.6 million, or 3%, for the six months ended August 3, 2024 compared to the six months ended July 29, 2023. $2.7 million of this increase was primarily due to a larger investment base of our managed portfolio of marketable debt securities. The increase in our interest income and other income, net, was partially offset by a $2.2 million increase in foreign currency losses.

Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 3, 2024	July 29, 2023	Amount	%	August 3, 2024	July 29, 2023	Amount	%
Provision for income taxes	$1,042	$434	$608	140%	$1,418	$1,361	$57	4%
Effective tax rate	(2.1%)	(0.7%)			(1.4%)	(1.1%)
The provision for income taxes increased by $0.6 million and $0.1 million, or 140% and 4%, for the three and six months ended August 3, 2024, respectively, compared to the three and six months ended July 29, 2023, primarily due to higher expected taxes related to our foreign jurisdictions.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	August 3, 2024	July 29, 2023
Non-GAAP gross profit	$230,776	$163,683
Non-GAAP gross margin	77%	75%
Non-GAAP income (loss) from operations	$17,552	$(5,904)
Non-GAAP operating margin	6%	(3%)
Non-GAAP net income	$26,136	$3,882

	Six Months Ended
	August 3, 2024	July 29, 2023
Free cash flow	$31,733	$12,671
Free cash flow margin	5%	3%
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

	Three Months Ended
	August 3, 2024	July 29, 2023
Gross profit	$226,837	$160,391
Add:
Stock-based compensation expense-related charges (1)	3,939	3,292
Non-GAAP gross profit	$230,776	$163,683
GAAP gross margin	76%	73%
Non-GAAP gross margin	77%	75%
__________
(1)Stock-based compensation expense-related charges included approximately $0.2 million and $0.2 million of employer taxes on employee equity transactions for the three months ended August 3, 2024 and July 29, 2023, respectively.
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

	Three Months Ended
	August 3, 2024	July 29, 2023
Loss from operations	$(58,194)	$(69,754)
Add:
Stock-based compensation expense-related charges (1)	75,746	63,850
Non-GAAP income (loss) from operations	$17,552	$(5,904)
GAAP operating margin	(19%)	(32%)
Non-GAAP operating margin	6%	(3%)
__________
(1)Stock-based compensation expense-related charges included approximately $3.6 million and $4.2 million of employer taxes on employee equity transactions for the three months ended August 3, 2024 and July 29, 2023, respectively.

Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as net income (loss) excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. We use non-GAAP net income (loss) in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income to our GAAP net loss for the periods presented (in thousands, except percentages):

	Three Months Ended
	August 3, 2024	July 29, 2023
Net loss	$(49,610)	$(59,968)
Add:
Stock-based compensation expense-related charges	75,746	63,850
Non-GAAP net income (1)	$26,136	$3,882
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

	Six Months Ended
	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$41,787	$18,174
Purchases of property and equipment	(10,054)	(5,503)
Free cash flow (1)	$31,733	$12,671
Net cash provided by operating activities margin	7%	4%
Free cash flow margin (1)	5%	3%
Net cash used in investing activities	$(33,238)	$(34,590)
Net cash provided by financing activities	$15,979	$12,255
__________
(1)Free cash flow includes the cash impact of non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances (in thousands):

	Six Months Ended
	August 3, 2024	July 29, 2023
Purchases of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$—	$(10,179)
(2)In April 2023, we settled a lease dispute which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.

Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,561.0 million as of August 3, 2024. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of August 3, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $880.3 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include personnel-related costs, third-party cloud and cellular infrastructure expenses, sales and marketing expenses, overhead costs, and funding other working capital requirements, such as inventory and connected device costs to meet our performance obligations related to our Connected Operations Cloud.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended
	August 3, 2024	July 29, 2023
Net cash provided by operating activities	$41,787	$18,174
Net cash used in investing activities	$(33,238)	$(34,590)
Net cash provided by financing activities	$15,979	$12,255
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
Cash provided by operating activities was $41.8 million for the six months ended August 3, 2024. This consisted of a net loss of $105.9 million, adjusted for non-cash charges of $138.8 million, and changes in our operating assets and liabilities of $8.9 million. The non-cash charges were primarily composed of stock-based compensation expense of $136.3 million and depreciation and amortization of $9.1 million, partially offset by net accretion of discounts on marketable debt securities of $8.3 million. Changes in our operating assets and liabilities during the six months ended August 3, 2024 reflect increases in deferred revenue due to the growth of our business and lower prepaid expenses and other current assets, partially offset by lower cash collections from customers, higher levels of inventories to meet anticipated demand requirements, higher connected device costs, and higher deferred commissions during the six months ended August 3, 2024.

Cash provided by operating activities was $18.2 million for the six months ended July 29, 2023. This consisted of a net loss of $127.8 million, adjusted for non-cash charges of $111.3 million, and changes in our operating assets and liabilities of $34.7 million. The non-cash charges were primarily composed of stock-based compensation expense of $112.6 million and depreciation and amortization of $7.2 million, partially offset by net accretion of discounts on marketable debt securities of $8.6 million. Changes in our operating assets and liabilities during the six months ended July 29, 2023 reflect increases in deferred revenue due to the growth of our business, lower inventories due to operating efficiencies in our order fulfillment processes, and higher cash collections from customers, partially offset by higher connected device costs and higher deferred commissions during the six months ended July 29, 2023.
Investing Activities
Cash used in investing activities was $33.2 million for the six months ended August 3, 2024, which primarily consisted of $330.1 million of purchases of investments and $10.1 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $305.7 million of proceeds from maturities and redemptions of investments and $1.2 million of proceeds from sales of investments.
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
Financing Activities
Cash provided by financing activities was $16.0 million for the six months ended August 3, 2024, which primarily consisted of $16.9 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $0.9 million in payments of principal on finance leases.
Cash provided by financing activities was $12.3 million for the six months ended July 29, 2023, which primarily consisted of $13.2 million of proceeds from employee stock purchases under the 2021 ESPP and exercises of stock options, partially offset by $0.9 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of August 3, 2024. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting policies and estimates during the six months ended August 3, 2024.
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

Interest Rate Risk
As of August 3, 2024, we had $880.3 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $19.4 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $5.1 million in the market value of our cash equivalents, and short-term and long-term investments as of August 3, 2024.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended August 3, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarterly period ended August 3, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

10.1*+	Samsara Inc. Executive Change in Control and Severance Plan.

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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

SAMSARA INC.

Date: September 10, 2024	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2024	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)