Form 10-Q
period 2024-11-02
Samsara Inc.
filed 2024-12-10
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of December 3, 2024, there were 269,400,337 shares of the registrant’s Class A common stock, 291,798,028 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
•our expectations regarding the effects of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict in the Middle East, the emergence of public health crises, and similar macroeconomic events, including financial distress caused by bank failures, the results of recent presidential and congressional elections in the United States, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and monetary policy changes, on our and our customers’ and partners’ respective businesses;
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
•our expectations regarding the adoption of accounting pronouncements;
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
We announce material information to the public about us, our products, and other matters through a variety of means, including filings with the SEC, press releases, public conference calls, webcasts, our investor relations website, our corporate website (www.samsara.com), our corporate blog (www.samsara.com/blog), and our and our executives’ social media accounts in order to achieve broad, non-exclusionary distribution of information to the public and to comply with our disclosure obligations under Regulation FD. Except as expressly set forth in this Quarterly Report on Form 10-Q, the contents of our websites are not incorporated by reference into, or otherwise to be regarded as part of, this report or any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.
The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and review the information disclosed through such channels.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	November 2, 2024	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$160,348	$135,536
Short-term investments	511,564	412,126
Accounts receivable, net	178,723	161,829
Inventories	39,366	22,238
Connected device costs, current	115,093	104,008
Prepaid expenses and other current assets	34,321	51,221
Total current assets	1,039,415	886,958
Restricted cash	20,241	19,202
Long-term investments	241,131	276,166
Property and equipment, net	56,418	54,969
Operating lease right-of-use assets	69,215	81,974
Connected device costs, non-current	234,825	230,782
Deferred commissions	196,013	177,562
Other assets, non-current	6,610	7,232
Total assets	$1,863,868	$1,734,845
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,522	$46,281
Accrued expenses and other current liabilities	63,028	61,437
Accrued compensation and benefits	36,013	37,068
Deferred revenue, current	505,557	426,369
Operating lease liabilities, current	18,000	20,661
Total current liabilities	654,120	591,816
Deferred revenue, non-current	134,165	139,117
Operating lease liabilities, non-current	67,954	78,830
Other liabilities, non-current	8,494	9,935
Total liabilities	864,733	819,698
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of November 2, 2024 and February 3, 2024; zero shares issued and outstanding as of November 2, 2024 and February 3, 2024	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of November 2, 2024 and February 3, 2024; 268,848,415 and 200,989,931 shares issued and outstanding as of November 2, 2024 and February 3, 2024, respectively	11	9
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of November 2, 2024 and February 3, 2024; 292,349,200 and 344,983,598 shares issued and outstanding as of November 2, 2024 and February 3, 2024, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of November 2, 2024 and February 3, 2024; zero shares issued and outstanding as of November 2, 2024 and February 3, 2024	—	—
Additional paid-in capital	2,597,904	2,368,597
Accumulated other comprehensive income	—	1,616
Accumulated deficit	(1,598,803)	(1,455,098)
Total stockholders’ equity	999,135	915,147
Total liabilities and stockholders’ equity	$1,863,868	$1,734,845
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Revenue	$321,981	$237,534	$902,909	$661,111
Cost of revenue	76,027	61,585	218,017	178,008
Gross profit	245,954	175,949	684,892	483,103
Operating expenses:
Research and development	76,990	60,820	226,439	185,155
Sales and marketing	150,065	116,780	448,995	353,643
General and administrative	62,660	48,354	177,410	139,888
Lease modification, impairment, and related charges	3,609	4,762	3,609	4,762
Total operating expenses	293,324	230,716	856,453	683,448
Loss from operations	(47,370)	(54,767)	(171,561)	(200,345)
Interest income and other income, net	10,057	9,378	29,767	28,493
Loss before provision for income taxes	(37,313)	(45,389)	(141,794)	(171,852)
Provision for income taxes	493	142	1,911	1,503
Net loss	$(37,806)	$(45,531)	$(143,705)	$(173,355)
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(361)	(820)	(1,771)	276
Unrealized gains (losses) on investments, net of tax	(1,244)	382	155	(1,063)
Other comprehensive loss	(1,605)	(438)	(1,616)	(787)
Comprehensive loss	$(39,411)	$(45,969)	$(145,321)	$(174,142)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.08)	$(0.26)	$(0.33)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	559,006,539	537,464,892	553,858,923	531,873,324
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended November 2, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at August 3, 2024	556,361,204	$33	$2,524,042	$1,605	$(1,560,997)	$964,683
Issuance of common stock for vesting of restricted stock units (“RSUs”)	4,617,756	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	218,795	—	36	—	—	36
Shares withheld related to net share settlement of RSUs	(140)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	73,833	—	—	73,833
Other comprehensive loss	—	—	—	(1,605)	—	(1,605)
Net loss	—	—	—	—	(37,806)	(37,806)
Balance at November 2, 2024	561,197,615	$34	$2,597,904	$—	$(1,598,803)	$999,135

	Three Months Ended October 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at July 29, 2023	534,917,397	$31	$2,233,533	$(1,001)	$(1,296,196)	$936,367
Issuance of common stock for vesting of RSUs	5,063,177	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	188,243	—	265	—	—	265
Stock-based compensation expense	—	—	60,267	—	—	60,267
Other comprehensive loss	—	—	—	(438)	—	(438)
Net loss	—	—	—	—	(45,531)	(45,531)
Balance at October 28, 2023	540,168,817	$32	$2,294,065	$(1,439)	$(1,341,727)	$950,931

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended November 2, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock for vesting of RSUs	14,077,918	2	—	—	—	2
Issuance of common stock in connection with equity compensation plans	1,146,308	—	16,959	—	—	16,959
Shares withheld related to net share settlement of RSUs	(140)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	212,355	—	—	212,355
Other comprehensive loss	—	—	—	(1,616)	—	(1,616)
Net loss	—	—	—	—	(143,705)	(143,705)
Balance at November 2, 2024	561,197,615	$34	$2,597,904	$—	$(1,598,803)	$999,135

	Nine Months Ended October 28, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of RSUs	14,308,592	2	—	—	—	2
Issuance of common stock in connection with equity compensation plans	1,700,016	—	13,391	—	—	13,391
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	173,636	—	—	173,636
Other comprehensive loss	—	—	—	(787)	—	(787)
Net loss	—	—	—	—	(173,355)	(173,355)
Balance at October 28, 2023	540,168,817	$32	$2,294,065	$(1,439)	$(1,341,727)	$950,931
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	November 2, 2024	October 28, 2023
Operating activities
Net loss	$(143,705)	$(173,355)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,845	10,839
Stock-based compensation expense	208,852	172,395
Net accretion of discounts on investments	(12,173)	(12,727)
Lease modification, impairment, and related charges	3,609	4,762
Other non-cash adjustments	3,992	2,046
Changes in operating assets and liabilities:
Accounts receivable, net	(23,192)	3,824
Inventories	(20,181)	13,467
Prepaid expenses and other current assets	16,899	(17,448)
Connected device costs	(15,127)	(36,997)
Deferred commissions	(18,451)	(21,297)
Other assets, non-current	822	267
Accounts payable and other liabilities	(13,791)	(206)
Deferred revenue	74,236	77,155
Operating lease right-of-use assets and liabilities, net	165	7,338
Net cash provided by operating activities	77,800	30,063
Investing activities
Purchases of property and equipment	(14,830)	(8,858)
Purchases of investments	(526,086)	(541,401)
Proceeds from sales of investments	1,247	6,174
Proceeds from maturities and redemptions of investments	472,766	508,093
Other investing activities	(200)	(50)
Net cash used in investing activities	(67,103)	(36,042)
Financing activities
Payment of taxes related to net share settlement of equity awards	(7)	—
Proceeds from issuance of common stock in connection with equity compensation plans	16,959	13,435
Payment of principal on finance leases	(1,340)	(1,416)
Net cash provided by financing activities	15,612	12,019
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(458)	(24)
Net increase in cash, cash equivalents, and restricted cash	25,851	6,016
Cash, cash equivalents, and restricted cash, beginning of period	154,738	223,766
Cash, cash equivalents, and restricted cash, end of period	$180,589	$229,782
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$2,369	$1,533
Supplemental disclosures of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$376	$109
Vesting of early exercised stock options	$—	$25
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of November 2, 2024 and the results of operations for the three and nine months ended November 2, 2024 and October 28, 2023, and cash flows for the nine months ended November 2, 2024 and October 28, 2023. The condensed consolidated balance sheet as of February 3, 2024 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended November 2, 2024 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the nine months ended November 2, 2024.
Recently Adopted Accounting Pronouncements—There were no new accounting pronouncements adopted during the nine months ended November 2, 2024.
Recent Accounting Pronouncements Not Yet Adopted—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of incremental segment information on an annual and interim basis. This guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending February 1, 2025, and subsequent interim periods. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements, which is expected to result in expanded financial statement disclosures. The Company will adopt this guidance for the fiscal year ending February 1, 2025 on a retrospective basis and does not expect the adoption of this new guidance to have a material impact on its business, results, or operations.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires further transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for the Company for its fiscal year beginning February 2, 2025 and should be applied on a prospective basis. Early adoption and retrospective application are permitted. The Company plans to adopt this guidance effective February 2, 2025 on a prospective basis and expects the adoption to result in additional disaggregation of certain tax information within the Company’s income tax footnote disclosure.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and amortization. This guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending January 29, 2028, and subsequent interim periods. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating the timing of its adoption of this ASU and the impact on its consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of November 2, 2024 and February 3, 2024, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of November 2, 2024 and February 3, 2024, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of November 2, 2024 and February 3, 2024 consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	November 2, 2024	February 3, 2024
Cash and cash equivalents	$160,348	$135,536
Restricted cash	20,241	19,202
Total cash, cash equivalents, and restricted cash	$180,589	$154,738
The following is a summary of the Company’s available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	November 2, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$83,680	$—	$—	$83,680
Corporate notes and bonds	431,745	950	(492)	432,203
U.S. government and agency securities	236,750	385	(323)	236,812
Total investments	$752,175	$1,335	$(815)	$752,695

	As of
	February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$67,107	$—	$—	$67,107
Corporate notes and bonds	381,511	797	(280)	382,028
U.S. government and agency securities	239,310	241	(394)	239,157
Total investments	$687,928	$1,038	$(674)	$688,292

The Company included $5.6 million and $4.9 million of accrued interest receivable, net of the allowance for credit losses, in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of November 2, 2024 and February 3, 2024, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of November 2, 2024 and February 3, 2024 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of November 2, 2024 and February 3, 2024 because such potential losses were not material.
As of November 2, 2024, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
November 2, 2024
Due within one year	$511,564
Due in one year to three years	241,131
Total	$752,695
There were no material realized gains or losses that were reclassified out of accumulated other comprehensive income (loss), either individually or in the aggregate, during the three and nine months ended November 2, 2024 and October 28, 2023. There were no material unrealized gains or losses for cash equivalents and available-for-sale marketable debt securities, either individually or in the aggregate, as of November 2, 2024 and February 3, 2024.
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
The condensed consolidated financial statements as of November 2, 2024 and February 3, 2024 do not include any non-recurring fair value measurements relating to assets or liabilities.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of November 2, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$82,161	$—	$—	$82,161
Commercial paper	—	7,985	—	7,985
Restricted cash—letters of credit	17,316	—	—	17,316
Total cash equivalents and restricted cash	$99,477	$7,985	$—	$107,462

Marketable debt securities
Commercial paper	$—	$83,680	$—	$83,680
Corporate notes and bonds	—	432,203	—	432,203
U.S. government and agency securities	—	236,812	—	236,812
Total marketable debt securities	$—	$752,695	$—	$752,695

	As of February 3, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$43,977	$—	$—	$43,977
Commercial paper	—	19,920	—	19,920
U.S. government and agency securities	—	11,972	—	11,972
Corporate notes and bonds	—	1,999	—	1,999
Restricted cash—letters of credit	17,711	—	—	17,711
Total cash equivalents and restricted cash	$61,688	$33,891	$—	$95,579

Marketable debt securities
Commercial paper	$—	$67,107	$—	$67,107
Corporate notes and bonds	—	382,028	—	382,028
U.S. government and agency securities	—	239,157	—	239,157
Total marketable debt securities	$—	$688,292	$—	$688,292
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the nine months ended November 2, 2024 and October 28, 2023.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of November 2, 2024 and February 3, 2024 were $196.0 million and $177.6 million, respectively.

The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Capitalized commission costs	$22,326	$20,075	$60,015	$59,564
Amortization expense	$14,757	$11,856	$41,564	$38,267
Connected Devices—Total connected device costs, which the Company also refers to as IoT device costs, current and non-current, as of November 2, 2024 and February 3, 2024 were $349.9 million and $334.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Capitalized connected device costs	$34,072	$34,276	$101,441	$105,506
Amortization expense	$29,831	$24,942	$86,313	$68,509
6.    Balance Sheet Components
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	November 2, 2024	February 3, 2024
Gross property and equipment:
Computers and equipment	$5,254	$1,758
Leasehold improvements	48,470	50,524
Furniture and fixtures	21,387	22,273
Internal-use software development costs (1)	46,313	32,137
Total gross property and equipment	121,424	106,692
Accumulated depreciation and amortization	(65,006)	(51,723)
Property and equipment, net	$56,418	$54,969
__________
(1)The Company’s internal-use software development costs included $1.2 million and $3.5 million of stock-based compensation costs for the three and nine months ended November 2, 2024, respectively, and $0.8 million and $2.0 million of stock-based compensation costs for the three and nine months ended October 28, 2023, respectively.
Depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Depreciation and amortization expense	$6,757	$3,646	$15,845	$10,839
7.    Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Revenue Recognition—Subscription revenue is generated from subscriptions to access the Company’s Connected Operations Cloud. Subscription agreements contain multiple service elements for one or more of the Company’s cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “IoT devices”), support services delivered over the term of the arrangement, and warranty coverage. The Company’s Connected Operations Cloud and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period.

Other revenue is generally recognized at a point in time and is earned through the sale of replacement gateways, sensors and cameras, as well as related shipping and handling fees, credit card processing fees, and professional services.
Revenue consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Subscription revenue	$316,157	$232,857	$887,675	$647,520
Other revenue	5,824	4,677	15,234	13,591
Total revenue	$321,981	$237,534	$902,909	$661,111
Accounts Receivable—An allowance for credit losses balance of $8.6 million and $7.8 million was recorded as of November 2, 2024 and February 3, 2024, respectively. During the three and nine months ended November 2, 2024, the Company recorded a charge of $3.1 million and $6.3 million, respectively, to operations and wrote off $2.1 million and $5.5 million, respectively, against the allowance. During the three and nine months ended October 28, 2023, the Company recorded a charge of $3.2 million and $3.8 million, respectively, to operations and wrote off $2.7 million and $4.7 million, respectively, against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Deferred revenue, beginning of period	$622,722	$477,037	$565,486	$426,565
Deferred revenue, end of period	$639,722	$503,721	$639,722	$503,721
Revenue recognized in the period from beginning deferred revenue balance	$291,778	$213,383	$387,654	$271,518
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of November 2, 2024, the Company’s RPO was $2,429.1 million, of which the Company expects to recognize revenue of approximately $1,160.8 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and nine months ended November 2, 2024 and October 28, 2023.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of November 2, 2024 and February 3, 2024.
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

The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Operating lease cost	$5,691	$5,788	$17,088	$18,078
Short-term lease cost	339	371	729	1,119
Sublease income	(345)	(345)	(1,036)	(783)
Total lease cost	$5,685	$5,814	$16,781	$18,414
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$7,065	$6,788	$20,997	$20,215
Operating lease right-of-use (“ROU”) assets obtained in exchange for new operating lease liabilities	$4,281	$—	$4,281	$—

	As of
	November 2, 2024	February 3, 2024
Weighted-average remaining lease term—operating leases (in years)	5.5	5.9
Weighted-average discount rate—operating leases	4.93%	4.73%
Future minimum lease payments included in the measurement of operating lease liabilities as of November 2, 2024 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2025	$3,949
2026	22,133
2027	16,107
2028	13,965
2029	12,984
2030 and thereafter	30,573
Total future minimum lease payments (1)	99,711
Less: imputed interest	(13,757)
Total operating lease liabilities	$85,954
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
In September 2024, the Company executed a sublease for certain office space, which resulted in an impairment of the corresponding ROU and fixed assets of $3.6 million. This impairment charge was recorded in “Lease modification, impairment, and related charges” for the three and nine months ended November 2, 2024.
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of November 2, 2024 and February 3, 2024.
9.    Commitments and Contingencies
Operating Leases—See Note 8, “Leases,” for the maturities of operating lease liabilities as of November 2, 2024.

Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. There were no material contractual obligations that were entered into by the Company during the nine months ended November 2, 2024 that were outside of the ordinary course of business.
Letters of Credit—As of November 2, 2024 and February 3, 2024, the Company had $17.3 million and $17.7 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
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
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of November 2, 2024 were also not material.
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
10.    Equity
As of November 2, 2024, there were 268,848,415, 292,349,200, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of February 3, 2024, there were 200,989,931, 344,983,598, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.

The Company had reserved shares of common stock for future issuance as of November 2, 2024 and February 3, 2024, as follows:

	As of
	November 2, 2024	February 3, 2024
2015 Equity Incentive Plan:
Options outstanding	5,635,770	6,165,885
RSUs outstanding	1,727,814	6,654,559
2021 Equity Incentive Plan:
RSUs outstanding	25,121,928	28,716,715
Shares available for future grants	90,063,448	68,321,018
2021 Employee Stock Purchase Plan:
Shares available for future issuance	21,719,508	16,875,966
Total shares of common stock reserved for future issuance	144,268,468	126,734,143
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of November 2, 2024 includes 27,298,676 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—A summary of the stock options activity under the 2015 Plan during the nine months ended November 2, 2024 is presented below (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of February 3, 2024	6,165,885	$5.07	5.7	$169,153
Granted	—	$—
Exercised	(530,115)	$1.62
Forfeited, canceled, or expired	—	$—
Balance as of November 2, 2024	5,635,770	$5.40	5.1	$230,043
Exercisable as of November 2, 2024	5,635,770	$5.40	5.1	$230,043
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $21.0 million and $11.7 million during the nine months ended November 2, 2024 and October 28, 2023, respectively.
As of November 2, 2024, the Company had no remaining unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest.

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
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the nine months ended November 2, 2024 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 3, 2024	35,371,274	$15.17
Granted	10,217,066	$34.81
Vested	(14,077,918)	$16.36
Forfeited	(4,660,680)	$16.93
Balance as of November 2, 2024	26,849,742	$21.72
As of November 2, 2024, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $532.6 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of November 2, 2024 includes 5,459,735 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the nine months ended November 2, 2024 and October 28, 2023, 616,193 and 1,152,816 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $16.1 million and $13.0 million, respectively.
As of November 2, 2024, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $3.6 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.5 years.

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

Nine Months Ended
	November 2, 2024	October 28, 2023
Expected volatility	53.2% – 57.4%	66.9% – 72.5%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	5.2% – 5.4%	5.2% – 5.4%
Expected dividend yield	—%	—%
Expected volatility—The expected volatility for the nine months ended November 2, 2024 and October 28, 2023 was based on the historical volatility of the Company.
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
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Stock options	$612	$771	$2,169	$2,357
RSUs	68,895	55,165	197,393	160,255
Employee stock purchase plan	3,085	3,855	9,290	9,783
Total stock-based compensation expense	$72,592	$59,791	$208,852	$172,395
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Cost of revenue	$3,041	$2,936	$9,189	$8,698
Research and development	26,899	21,523	76,275	64,378
Sales and marketing	22,008	19,253	61,886	51,832
General and administrative	20,644	16,079	61,502	47,487
Total stock-based compensation expense	$72,592	$59,791	$208,852	$172,395
11.    Income Taxes
The Company had an effective tax rate of (1.3%) and (0.3%) for the three months ended November 2, 2024 and October 28, 2023, respectively, and (1.3%) and (0.9%) for the nine months ended November 2, 2024 and October 28, 2023, respectively. The Company’s provision for income taxes was $0.5 million and $0.1 million for the three months ended November 2, 2024 and October 28, 2023, respectively, and $1.9 million and $1.5 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of November 2, 2024 and February 3, 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of November 2, 2024, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the nine months ended November 2, 2024, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Numerator:
Net loss attributable to common stockholders	$(37,806)	$(45,531)	$(143,705)	$(173,355)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	559,006,539	537,464,892	553,858,923	531,873,324
Net loss per share attributable to common stockholders, basic and diluted	$(0.07)	$(0.08)	$(0.26)	$(0.33)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Outstanding stock options	5,635,770	6,385,340	5,635,770	6,385,340
RSUs	26,849,742	40,879,380	26,849,742	40,879,380
Employee stock purchase rights under the 2021 ESPP	658,171	905,835	658,171	905,835
Total antidilutive securities	33,143,683	48,170,555	33,143,683	48,170,555

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
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
United States	$278,979	$207,949	$782,429	$581,164
Other (1)	43,002	29,585	120,480	79,947
Total revenue	$321,981	$237,534	$902,909	$661,111
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	November 2, 2024	February 3, 2024
United States	$120,706	$129,988
Other (1)	4,927	6,955
Total long-lived assets, net	$125,633	$136,943
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
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended November 2, 2024 and October 28, 2023, our revenue was $322.0 million and $237.5 million, respectively, representing year-over-year growth of 36%. Our net loss was $37.8 million and $45.5 million for the three months ended November 2, 2024 and October 28, 2023, respectively. For the nine months ended November 2, 2024 and October 28, 2023, our revenue was $902.9 million and $661.1 million, respectively, representing year-over-year growth of 37%. Our net loss was $143.7 million and $173.4 million for the nine months ended November 2, 2024 and October 28, 2023, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	November 2, 2024	October 28, 2023
Annual recurring revenue (“ARR”)	$1,348,859	$1,002,729
Customers > $100,000 ARR	2,303	1,663
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
Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on information technology (“IT”) products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, geopolitical tensions involving China, and the conflict in the Middle East, the outcome of political elections, and the emergence of public health crises. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
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
Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, cellular-related costs, third-party cloud infrastructure expenses, customer support costs, warranty costs, and employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, installation costs, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting and cellular-related costs used in research and development, and costs associated with office facilities, IT-related expenses, and depreciation and amortization of property and equipment. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Cloud. We capitalize the portion of our internal-use software development costs that meets the criteria for capitalization.
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
General and Administrative
General and administrative expenses consist of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, employee benefits and stock-based compensation, professional services fees for external legal, accounting, recruiting and other consulting services, bad debt, costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment, and unallocated lease costs.
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
Results of Operations
Comparison of the Three and Nine Months Ended November 2, 2024 and October 28, 2023
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
Revenue	$321,981	$237,534	$84,447	36%	$902,909	$661,111	$241,798	37%
Revenue increased by $84.4 million and $241.8 million, or 36% and 37%, for the three and nine months ended November 2, 2024, respectively, compared to the three and nine months ended October 28, 2023, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional Applications, by existing customers.
Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
Cost of revenue	$76,027	$61,585	$14,442	23%	$218,017	$178,008	$40,009	22%
Gross profit	$245,954	$175,949			$684,892	$483,103
Gross margin	76%	74%			76%	73%
Cost of revenue increased by $14.4 million, or 23%, for the three months ended November 2, 2024 compared to the three months ended October 28, 2023, primarily due to $6.0 million of increased infrastructure costs associated with our product offerings, $4.5 million of increased amortization of deferred IoT device costs, $2.3 million of increased employee-related costs, which included a $1.9 million increase in salaries and benefits and related employer taxes and a $0.4 million increase in stock-based compensation expense, and $0.9 million of increased amortization of internally-developed software. The increases in infrastructure costs and amortization of deferred IoT device costs were primarily due to increased sales volume year-over-year.

Our gross margin increased to 76% for the three months ended November 2, 2024 compared to 74% for the three months ended October 28, 2023, mainly due to operational efficiencies in deferred IoT device costs, direct labor costs, and warranty charges.
Cost of revenue increased by $40.0 million, or 22%, for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, primarily due to $17.7 million of increased amortization of deferred IoT device costs, $13.9 million of increased infrastructure costs associated with our product offerings, $7.6 million of increased employee-related costs, which included a $6.4 million increase in salaries and benefits and related employer taxes and a $1.3 million increase in stock-based compensation expense, $2.2 million of increased amortization of internally-developed software, and $1.6 million of increased excess and obsolete inventory charges, partially offset by $4.3 million of decreased warranty costs. The increases in amortization of deferred IoT device costs and infrastructure costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 76% for the nine months ended November 2, 2024 compared to 73% for the nine months ended October 28, 2023, mainly due to operational efficiencies in deferred IoT device costs, warranty charges, and direct labor costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
Research and development	$76,990	$60,820	$16,170	27%	$226,439	$185,155	$41,284	22%
Percentage of revenue	24%	26%			25%	28%
Research and development expense increased by $16.2 million, or 27%, for the three months ended November 2, 2024 compared to the three months ended October 28, 2023, primarily due to a $12.5 million increase in employee-related costs, which included a $7.1 million increase in salaries and benefits and related employer taxes and a $5.4 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. The increase in our research and development expense was also due to a $1.7 million increase in software subscriptions, IT, hosting and cellular-related costs, a $1.0 million increase in expenses relating to contractor and other professional services, and a $0.4 million increase in prototyping expenses.
Research and development expense increased by $41.3 million, or 22%, for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, primarily due to a $31.3 million increase in employee-related costs, which included a $19.4 million increase in salaries and benefits and related employer taxes and an $11.9 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. The increase in our research and development expense was also due to a $4.9 million increase in software subscriptions, IT, hosting and cellular-related costs, a $2.5 million increase in prototyping expenses, and a $2.2 million increase in expenses relating to contractor and other professional services.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
Sales and marketing	$150,065	$116,780	$33,285	29%	$448,995	$353,643	$95,352	27%
Percentage of revenue	47%	49%			50%	53%
Sales and marketing expense increased by $33.3 million, or 29%, for the three months ended November 2, 2024 compared to the three months ended October 28, 2023, primarily due to a $25.6 million increase in employee-related costs, which included a $20.2 million increase in salaries and benefits and related employer taxes, a $2.8 million increase in stock-based compensation expense, and a $2.6 million increase in sales commissions, primarily due to increased headcount to support our sales organization. The increase in our sales and marketing expense was also due to a $1.8 million increase in IT-related costs and software subscriptions, a $1.8 million increase in expenses relating to lead generation initiatives, a $1.5 million increase in travel-related costs and expenses relating to our customer visits, conferences, and other events, and a $1.3 million increase in depreciation expense. These increases were primarily to support the growth in our business.

Sales and marketing expense increased by $95.4 million, or 27%, for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, primarily due to a $71.6 million increase in employee-related costs, which included a $58.7 million increase in salaries and benefits and related employer taxes, a $10.1 million increase in stock-based compensation expense, and a $2.8 million increase in sales commissions, primarily due to increased headcount to support our sales organization. The increase in our sales and marketing expense was also due to an $8.1 million increase in travel-related costs and expenses relating to our customer visits, conferences, and other events, a $5.8 million increase in IT-related costs and software subscriptions, a $3.3 million increase in expenses relating to lead generation initiatives, and a $2.2 million increase in expenses relating to campaign marketing and brand awareness. These increases were primarily to support the growth in our business.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
General and administrative	$62,660	$48,354	$14,306	30%	$177,410	$139,888	$37,522	27%
Percentage of revenue	19%	20%			20%	21%
General and administrative expense increased by $14.3 million, or 30%, for the three months ended November 2, 2024 compared to the three months ended October 28, 2023, primarily due to an $8.6 million increase in employee-related costs, which included a $4.6 million increase in stock-based compensation expense and a $4.0 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. Our increase in general and administrative expense was also due to a $5.1 million increase in other professional services fees.
General and administrative expense increased by $37.5 million, or 27%, for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023, primarily due to a $24.6 million increase in employee-related costs, which included a $14.0 million increase in stock-based compensation expense and a $10.6 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. The increase in our general and administrative expense was also due to a $9.6 million increase in other professional services fees and a $2.4 million increase in bad debt expense.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
Lease modification, impairment, and related charges	$3,609	$4,762	$(1,153)	(24%)	$3,609	$4,762	$(1,153)	(24%)
Lease modification, impairment, and related charges decreased by $1.2 million, or 24%, for the three and nine months ended November 2, 2024 compared to the three and nine months ended October 28, 2023.
In the third quarter of fiscal year 2025, we executed a sublease for certain office space that resulted in a $3.6 million impairment to the related right-of-use (“ROU”) asset and fixed assets, which we recognized in lease modification, impairment, and related charges for the three and nine months ended November 2, 2024.
In the third quarter of fiscal year 2024, we executed a sublease for certain office space that resulted in a $4.8 million impairment to the related ROU asset and fixed assets, which we recognized in lease modification, impairment, and related charges for the three and nine months ended October 28, 2023.

Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
Interest income and other income, net	$10,057	$9,378	$679	7%	$29,767	$28,493	$1,274	4%
Interest income and other income, net, increased by $0.7 million, or 7%, for the three months ended November 2, 2024 compared to the three months ended October 28, 2023. $1.5 million of this increase was primarily due to interest income earned on a larger investment base of our managed portfolio of marketable debt securities and $0.3 million of this increase was due to a decrease in foreign currency losses. These increases were partially offset by a $0.9 million decrease in interest income earned on our cash balances due to a smaller balance in our money market funds.
Interest income and other income, net, increased by $1.3 million, or 4%, for the nine months ended November 2, 2024 compared to the nine months ended October 28, 2023. $5.1 million of this increase was primarily due to interest income earned on a larger investment base of our managed portfolio of marketable debt securities. This increase was partially offset by a $1.9 million increase in foreign currency losses and a $1.8 million decrease in interest income earned on our cash balances due to a smaller balance in our money market funds.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 2, 2024	October 28, 2023	Amount	%	November 2, 2024	October 28, 2023	Amount	%
Provision for income taxes	$493	$142	$351	247%	$1,911	$1,503	$408	27%
Effective tax rate	(1.3%)	(0.3%)			(1.3%)	(0.9%)
The provision for income taxes increased by $0.4 million and $0.4 million, or 247% and 27%, for the three and nine months ended November 2, 2024, respectively, compared to the three and nine months ended October 28, 2023, primarily due to higher expected taxes related to our foreign jurisdictions.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	November 2, 2024	October 28, 2023
Non-GAAP gross profit	$249,833	$179,049
Non-GAAP gross margin	78%	75%
Non-GAAP income from operations	$33,916	$12,707
Non-GAAP operating margin	11%	5%
Non-GAAP net income	$43,480	$21,943

	Nine Months Ended
	November 2, 2024	October 28, 2023
Free cash flow	$62,970	$21,205
Free cash flow margin	7%	3%

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

	Three Months Ended
	November 2, 2024	October 28, 2023
Gross profit	$245,954	$175,949
Add:
Stock-based compensation expense-related charges (1)	3,879	3,100
Non-GAAP gross profit	$249,833	$179,049
GAAP gross margin	76%	74%
Non-GAAP gross margin	78%	75%
__________
(1)Stock-based compensation expense-related charges included approximately $0.3 million and $0.2 million of employer taxes on employee equity transactions for the three months ended November 2, 2024 and October 28, 2023, respectively.

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations, or non-GAAP operating income (loss), as income (loss) from operations excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. Non-GAAP operating margin is defined as non-GAAP operating income (loss) as a percentage of total revenue. We use non-GAAP income (loss) from operations and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP income (loss) from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP income from operations to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	November 2, 2024	October 28, 2023
Loss from operations	$(47,370)	$(54,767)
Add:
Stock-based compensation expense-related charges (1)	77,677	62,712
Lease modification, impairment, and related charges	3,609	4,762
Non-GAAP income from operations	$33,916	$12,707
GAAP operating margin	(15%)	(23%)
Non-GAAP operating margin	11%	5%
__________
(1)Stock-based compensation expense-related charges included approximately $4.5 million and $2.9 million of employer taxes on employee equity transactions for the three months ended November 2, 2024 and October 28, 2023, respectively.
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

	Three Months Ended
	November 2, 2024	October 28, 2023
Net loss	$(37,806)	$(45,531)
Add:
Stock-based compensation expense-related charges	77,677	62,712
Lease modification, impairment, and related charges	3,609	4,762
Non-GAAP net income (1)	$43,480	$21,943
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

	Nine Months Ended
	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$77,800	$30,063
Purchases of property and equipment	(14,830)	(8,858)
Free cash flow (1)	$62,970	$21,205
Net cash provided by operating activities margin	9%	5%
Free cash flow margin (1)	7%	3%
Net cash used in investing activities	$(67,103)	$(36,042)
Net cash provided by financing activities	$15,612	$12,019
__________
(1)Free cash flow includes the cash impact of non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances (in thousands):

	Nine Months Ended
	November 2, 2024	October 28, 2023
Purchases of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$—	$(10,179)
(2)In April 2023, we settled a lease dispute which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,598.8 million as of November 2, 2024. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of November 2, 2024, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $913.0 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include personnel-related costs, third-party cloud and cellular infrastructure expenses, sales and marketing expenses, overhead costs, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Cloud.

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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended
	November 2, 2024	October 28, 2023
Net cash provided by operating activities	$77,800	$30,063
Net cash used in investing activities	$(67,103)	$(36,042)
Net cash provided by financing activities	$15,612	$12,019
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenses, sales and marketing expenses, inventory and related connected device costs, third-party cloud and cellular infrastructure expenses, and overhead expenses. We have generated negative cash flows from operations in each of the past two fiscal years, and have supplemented working capital through net proceeds from the sale of equity securities.
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, net accretion of discounts on marketable debt securities, lease modification, impairment, and related charges, and non-cash operating lease costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $77.8 million for the nine months ended November 2, 2024. This consisted of a net loss of $143.7 million, adjusted for non-cash charges of $220.1 million, and changes in our operating assets and liabilities of $1.4 million. The non-cash charges were primarily composed of stock-based compensation expense of $208.9 million, depreciation and amortization of $15.8 million, and lease modification, impairment, and related charges of $3.6 million, partially offset by net accretion of discounts on marketable debt securities of $12.2 million. Changes in our operating assets and liabilities during the nine months ended November 2, 2024 reflect increases in deferred revenue due to the growth of our business and lower prepaid expenses and other current assets, partially offset by lower cash collections from customers, higher levels of inventories to meet anticipated demand requirements, higher deferred commissions, higher connected device costs, and higher vendor payments during the nine months ended November 2, 2024.
Cash provided by operating activities was $30.1 million for the nine months ended October 28, 2023. This consisted of a net loss of $173.4 million, adjusted for non-cash charges of $177.3 million, and changes in our operating assets and liabilities of $26.1 million. The non-cash charges were primarily composed of stock-based compensation expense of $172.4 million, depreciation and amortization of $10.8 million, and lease modification, impairment, and related charges of $4.8 million, partially offset by net accretion of discounts on marketable debt securities of $12.7 million. Changes in our operating assets and liabilities during the nine months ended October 28, 2023 reflect increases in deferred revenue due to the growth of our business, lower inventories due to operating efficiencies in our order fulfillment processes, and lower operating lease ROU assets, partially offset by higher connected device costs, higher deferred commissions, and higher prepaid expenses and other current assets during the nine months ended October 28, 2023.
Investing Activities
Cash used in investing activities was $67.1 million for the nine months ended November 2, 2024, which primarily consisted of $526.1 million of purchases of investments and $14.8 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $472.8 million of proceeds from maturities and redemptions of investments and $1.2 million of proceeds from sales of investments.

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
Financing Activities
Cash provided by financing activities was $15.6 million for the nine months ended November 2, 2024, which primarily consisted of $17.0 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $1.3 million in payments of principal on finance leases.
Cash provided by financing activities was $12.0 million for the nine months ended October 28, 2023, which primarily consisted of $13.4 million of proceeds from employee stock purchases under the 2021 ESPP and exercises of stock options, partially offset by $1.4 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of November 2, 2024. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting policies and estimates during the nine months ended November 2, 2024.
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
Interest Rate Risk
As of November 2, 2024, we had $913.0 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $20.2 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $6.0 million in the market value of our cash equivalents, and short-term and long-term investments as of November 2, 2024.
As of February 3, 2024, we had $823.8 million of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $5.3 million in the market value.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. The functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar or the Mexican peso. A substantial majority of our sales are denominated in U.S. dollars, and therefore our revenue is not currently subject to significant foreign currency risk. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and the United Kingdom. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our condensed consolidated financial statements. For sales made by our wholly-owned Mexico subsidiary, certain of our operating metrics, including ARR, are calculated using foreign currency exchange rates applicable on the date of the sale.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended November 2, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
Jonathan Chadwick, one of our Directors, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 90,000 shares of our Class A common stock. The plan was adopted on September 25, 2024 and will terminate on December 19, 2025, subject to early termination for certain specified events set forth in the plan, and trading under the plan may not begin until after all trades under Mr. Chadwick’s prior plan are completed or expire without execution.
Adam Eltoukhy, our Executive Vice President, Chief Legal Officer and Corporate Secretary, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 385,835 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). In addition, up to 100% of the net shares of Class A common stock received by Mr. Eltoukhy after taxes in connection with the vesting of any newly granted Samsara equity awards may be sold under the plan. The plan was adopted on September 20, 2024 and will terminate on December 20, 2025, subject to early termination for certain specified events set forth in the plan, and trading under the plan may not begin until after all trades under Mr. Eltoukhy’s prior plan are completed or expire without execution.

James Andrew Munk, our Chief Accounting Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 22,539 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). The plan was adopted on September 25, 2024 and will terminate on December 26, 2025, subject to early termination for certain specified events set forth in the plan, and trading under the plan may not begin until after all trades under Mr. Munk’s prior plan are completed or expire without execution.
Sanjit Biswas, our Chief Executive Officer and Director, entered into trading plans on behalf of affiliated family trusts that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans provide for the sale of an aggregate of up to 5,000,000 shares of our Class A common stock. The plans were adopted on September 30, 2024 and will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plans, and trading under the plan may not begin until after all trades under Mr. Biswas’ prior plan are completed or expire without execution.
John Bicket, our Executive Vice President, Chief Technology Officer and Director, entered into trading plans on behalf of affiliated family trusts that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans provide for the sale of an aggregate of up to 5,000,000 shares of our Class A common stock. The plans were adopted on September 30, 2024 and will terminate on December 31, 2025, subject to early termination for certain specified events set forth in the plans, and trading under the plan may not begin until after all trades under Mr. Bicket’s prior plan are completed or expire without execution.
During the quarterly period ended November 2, 2024, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

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

SAMSARA INC.

Date: December 10, 2024	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: December 10, 2024	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)