Form 10-K
period 2025-02-01
Samsara Inc.
filed 2025-03-25
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
Securities registered pursuant to Section 12(g) of the Act: Not applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 2, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $35.40 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $9,247.8 million.
As of March 18, 2025, there were 299,733,309 shares of the registrant’s Class A common stock, 269,587,022 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 1, 2025.

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
•our ability to develop new products, features, integrations, and enhancements for our Connected Operations Platform (our “solution”);
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
•our expectations regarding the effects of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict in the Middle East, the emergence of public health crises, and similar macroeconomic events, including financial distress caused by bank failures, the results of recent presidential and congressional elections in the United States, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and changes to monetary, fiscal and trade (including tariff) policies, on our and our customers’ and partners’ respective businesses;
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
•our ability to successfully acquire and integrate companies and assets;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the outcome, future results, or levels of activity, growth, and performance reflected in the forward-looking statements will be achieved, or that the events and circumstances reflected in the forward-looking statements will occur. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including those described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events, and circumstances reflected in the forward-looking statements may not occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
•We rely heavily on direct sales to sell subscriptions to access our Connected Operations Platform.
•The length of our sales cycle can be unpredictable, particularly with respect to sales to larger customers, and our sales efforts may require considerable time and expense.
•If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
•We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our solution and adversely affect our business, revenue growth, and market share.
•Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our Internet of Things (“IoT”) devices may adversely affect our ability to sell subscriptions to our Connected Operations Platform, our margins, and our results of operations.
•Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our results of operations.
•If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Platform may be perceived as not being secure or safe, our reputation may be harmed, and our business, financial condition, and results of operations could be materially and adversely affected.
•Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
•We may not be able to maintain and expand our business if we are not able to hire, retain, and manage qualified personnel, and in particular, our key personnel.
•A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Platform could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
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
•Failure to comply with laws, regulations, executive orders, and directives applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business, financial condition, and results of operations.
•We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and cybersecurity. Any actual or perceived failure to comply with such obligations could harm our business.
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
•Our estimates of market opportunity and market share, and our forecasts of market growth may prove to be inaccurate.
•Litigation could have a material adverse impact on our results of operations and financial condition.

PART I
Item 1. Business
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Platform, which is an open platform that connects the people, devices, and systems of some of the world’s most complex operations, allowing them to develop actionable insights and improve their operations.
Organizations across industries in transportation, construction, wholesale and retail trade, field services, logistics, manufacturing, utilities and energy, government, healthcare and education, food and beverage, and others are the backbone of the global economy. They operate high-value assets, coordinate large field workforces, manage complex logistics and distributed sites, and face environmental, safety, and other regulatory requirements. We estimate that these industries represent over 40% of the global GDP. Yet historically, these industries have been underserved by technology, leaving them heavily reliant on manual processes and legacy systems that are siloed and lack cloud connectivity. Without connected digital tools, physical operations businesses struggle to access real-time data, making it nearly impossible to achieve complete operational visibility or drive meaningful improvements in productivity.
We are solving the problem of opaque operations and disconnected systems. By harnessing recent advancements in artificial intelligence (“AI”), IoT connectivity, cloud computing, and video imagery, we are enabling the digital transformation of physical operations. Using our Connected Operations Platform, customers can unlock actionable insights from their physical operations data in real-time, on one integrated platform in a way that would have been impossible and impractical only a few years ago.
Our Connected Operations Platform consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Powered by our massive data asset and expansive AI technology, our differentiated, purpose-built suite of Applications enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We provide an end-to-end solution for operations. Our solution connects physical operations data to our Connected Operations Platform, which consists of our Data Platform and Applications. Our Data Platform ingests, aggregates, and enriches data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes the data actionable for use cases through our Applications.
Our Connected Operations Platform captures data that was previously siloed and difficult to analyze in several different ways. For the many physical assets that are still offline, our solution includes IoT devices that capture data and connect it to the cloud. For the physical assets that are increasingly embedded with cloud connectivity, we work with original equipment manufacturers (“OEMs”) and other partners to capture data via application programming interfaces (“APIs”) or other connection methods. Data may also be captured from customer enterprise applications or local software systems. This operational and IT data is ingested into our Data Platform, where it is aggregated, enriched, and analyzed using embedded functionality for AI, workflows and analytics, alerts, API connections, and data security and privacy. Our Data Platform powers our Applications, which include Video-Based Safety, Vehicle Telematics, Workforce Apps, Equipment Monitoring, and Site Visibility. Our Data Platform also empowers developers via an open API and provides enhanced privacy and security features that are tailored to our Applications.
Our customers range from small and medium-sized businesses to state and local governments and large, global enterprises with the most complex operations involving tens of thousands of physical assets. As of February 1, 2025, we had over 20,000 Core Customers, who are customers with subscriptions to our Connected Operations Platform, each representing $10,000 or more in annual recurring revenue (“ARR”).1 While our Connected Operations Platform is accessible to customers of all sizes, we are particularly focused on larger customers representing over $100,000 in ARR. As of February 1, 2025, we had 2,506 large customers, each representing over $100,000 in ARR.
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
Our ability to capture, aggregate, and analyze IoT data is our key differentiator. This allows us to turn IoT data into actionable insights, which deliver significant value to our customers. In fiscal year 2025, our Data Platform processed over 14 trillion data points, including video footage, people and motion detection, GPS location, energy consumption, asset utilization, compliance logs, accelerometer and gyroscope data, and engine diagnostics. This immense data set powers our AI and provides our customers with valuable insights that improve the safety, efficiency, and sustainability of their operations. Our system of record enables operations to achieve higher utilization of physical assets, reduced need for manual oversight, improved safety outcomes, lower insurance costs, fuel and electricity savings, emissions reductions, less unplanned downtime, efficiencies from routing and scheduling, minimized compliance costs, and automation of manual processes. Our Connected Operations Platform benefits from powerful network effects. As more customers adopt our solution, we collect more data from a more diverse set of physical assets and third-party software applications, thereby improving our machine learning models and generating better operational insights that make our Connected Operations Platform more attractive to customers. In collecting our customers’ data, we dedicate significant resources to protecting and securing it as part of our overall data protection and privacy program.
Customers typically adopt our solution to automate business processes and improve efficiencies throughout their organizations. By using Samsara’s Connected Operations Platform, our customers are able to realize significant improvements in their operations that are reflected in their cost savings, improved safety and compliance records, and superior end-customer experience. These improvements can lead to improved profitability and durable revenue growth for our customers.
Examples of how customers use and benefit from our Connected Operations Platform include2:
•A Fortune Global 500 logistics company replaced seven separate point solutions with Samsara’s Connected Operations Platform and achieved a 65% decrease in harsh driving incidents, a 26% reduction in accidents, and a 49% reduction in accident-related costs.
•A Fortune 500 less-than-truckload carrier implemented Samsara workflows to increase driver efficiency and experienced a 99% week-over-week decrease in unassigned miles.
•A leading communications technology provider saved over $1 million in fuel costs from improved visibility into fuel consumption and idling.
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
•One of the largest crane rental companies in the world saved over $3 million in maintenance and replacement costs for their on-road and off-road equipment.
•A leading construction company leveraged Samara’s Video-Based Safety Application to exonerate drivers, saving an estimated over $3 million in legal expenses and loss exposure.
•A top retailer in Canada saved 46,000 gallons of fuel, equaling a reduction of 469 metric tons of CO2 emissions in just four months, making significant progress on their sustainability goals.
2 Statistics furnished by customers over recent years.

We were founded in 2015 and have achieved significant growth since our inception. For the fiscal years ended February 1, 2025 and February 3, 2024, our revenue was $1,249.2 million and $937.4 million, respectively, representing year-over-year growth of 33%. Our net loss was $154.9 million and $286.7 million for the fiscal years ended February 1, 2025 and February 3, 2024, respectively. We offer access to our Connected Operations Platform on a subscription basis and generally price each subscription on a per asset, per application basis. In each of the past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Our Solution
We are helping drive the digital transformation of physical operations by enabling organizations with fleets, equipment, job sites, and frontline workers to connect real-time data from their physical operations on one open platform. Our solution lets organizations capture data from our IoT devices and a growing ecosystem of connected assets and third-party systems so they can access, analyze, and act on key insights to improve end-to-end operations. Our solution consists of our Connected Operations Platform, together with a suite of easy-to-install, ruggedized IoT devices that capture data from offline assets and connect them to the cloud.
Our Connected Operations Platform includes:
•Our Data Platform, which ingests, aggregates, and enriches data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and which has embedded capabilities for AI, workflows and analytics, alerts, API connections, and data security and privacy; and
•Applications for Video-Based Safety, Vehicle Telematics, Workforce Apps, Equipment Monitoring, and Site Visibility.
Key Applications of Our Connected Operations Platform
We chose to start our journey in digitizing physical operations with connected fleets. Commercial vehicle fleets are the backbone of physical operations and are required to deliver and transport services, goods, and people in industries including transportation, construction, wholesale and retail trade, field services, logistics, manufacturing, utilities and energy, government, healthcare and education, food and beverage, and others. These industries are ripe for transformation, with a breadth of available data and widespread reliance on antiquated, legacy technologies. Industries with commercial vehicle fleets face continued pressure to reduce costs and improve services, while simultaneously finding ways to overcome high accident rates, asset utilization, inefficient fuel consumption, and compliance burdens. While the portion of our business focused on fleets has significantly expanded over the years, we believe we are still in the very early stages of this large and expansive opportunity.
Our core Applications for connected fleets include:
•Video-Based Safety: Enables customers to build a safety program and protect their teams with AI-enabled video. Key functionality includes: detecting high-risk behaviors and incidents for real-time coaching alerts, preserving video records to exonerate drivers and dispute fraudulent damage claims, recognizing and rewarding safe driving, and providing software coaching workflows to analyze and improve driver safety.
•Vehicle Telematics: Provides visibility into real-time vehicle location and diagnostics with GPS tracking, routing and dispatch, fuel efficiency management, driver recognition, electric vehicle usage and charge planning, preventative maintenance, and advanced insights to efficiently manage fuel and energy costs.
Building on our experience in connected fleets, our industry-agnostic architecture and culture of innovation enabled us to add new data to our Connected Operations Platform and develop new Applications across physical operations, including:
•Workforce Apps: Improves safety and productivity for frontline workers and enables regulatory compliance, as workers see upcoming jobs, capture electronic documents, perform maintenance inspections, maintain compliance logs, complete safety audits and risk assessments, submit timesheets, and message with back-office administration. Using our apps, businesses are able to digitize documents, exchange key real-time messages, onboard and train drivers on safe driving behavior with built-in or customized courses, and manage employee workflows. Additionally, frontline workers and the back-office are able to streamline compliance workflows to meet stringent regulatory requirements. With proactive alerting to key stakeholders, our customers can reduce compliance risk and violations. Our newest software-based features help organizations digitize more of their operation and empower their employees to operate more safely and efficiently at scale.

•Equipment Monitoring: Provides extensive visibility and management of unpowered and powered assets, ranging from small tools, generators and compressors to heavy construction equipment and trailers, to improve operating efficiency, prevent unplanned downtime, and avoid critical safety and compliance issues. These include asset tracking functionality, which helps organizations protect equipment from theft and loss as well as optimize asset utilization, and our smart trailer features, which automate tractor trailer pairing and improve temperature compliance with reefer monitoring and control, temperature reporting, and customizable alerts.
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
Benefits of Our Solution
Our solution provides the following benefits to our customers:
•Captures and Connects IoT Data. Our solution captures, connects, and aggregates data into our cloud-based Data Platform. For assets without embedded sensors, we capture data using our self-installed plug-and-play IoT devices. For offline assets with built-in sensors, we transfer data to the cloud using APIs and other connections. We have also invested in cloud-based integrations with third-party systems to unlock data directly in the cloud.
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
•Improves Safety and Reduces Costs. We enable our customers to actively monitor safety issues by leveraging IoT data, AI, and workforce apps to extract patterns and improve their safety programs. We capture and process footage of many types of events, including harsh braking, distracted driving, harsh turning events, and people and motion alerts, which can be used to coach drivers and improve the safety of our customers’ physical operations. We also help protect our customers against false claims by providing video proof when accidents occur, which can lead to reductions in insurance premiums for our customers. We provide app-based AI features to identify safety risks and mobile workflows to simplify incident management.
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

•Supports Efficient Regulatory Compliance. We enable our customers to more easily meet regulatory compliance obligations. Our Data Platform centralizes data from disparate sources and facilitates reporting and auditing, digitizes documents to reduce paperwork and manual data entry, and deploys real-time alerts to prevent costly compliance violations. These capabilities make compliance with regulatory obligations more efficient and accurate, lowering overhead and reducing the likelihood of violations. For example, we streamline our customers’ processes to meet Electronic Logging Device (“ELD”) mandates, Hours of Service (“HOS”) rules, and Driver Vehicle Inspection Report requirements. Additionally, we enable enhanced compliance with Occupational Safety and Health Administration requirements on operations sites. Our customers can also customize and control privacy features to help meet their compliance requirements under laws and regulations such as the European Union (“EU”) General Data Protection Regulation (“GDPR”), UK General Data Protection Regulation (“UK GDPR”), and UK Data Protection Act (“UK DPA”) in Europe, as well as those in the United States such as the California Consumer Privacy Act (“CCPA”).
What Sets Us Apart
•Growing Data Asset Feeds AI-Powered Platform. We believe the quantity and diversity of IoT data types on our Connected Operations Platform, together with the analytic insights we provide our customers, differentiate us in the market. In fiscal year 2025, our Data Platform processed over 14 trillion data points. This breadth of data across different data types, asset types, industries, geographies, and customer sizes enables us to continuously enhance our AI models. We can correlate this data with different datasets, such as customer driving behavior and traffic patterns, and use AI to identify hotspots for unsafe driving behavior, such as harsh braking, which can even help our local government customers make informed decisions on signage, community safety education and more. As we aggregate and analyze more data, the benefits of our Connected Operations Platform increase.
•Single Integrated Platform. Our integrated platform brings together data from across an organization’s physical operations, including fleets, equipment, sites, and frontline workforce to give customers a digital, actionable view of their physical operations in one place. This single pane of glass is designed to deliver deep insight into a customer’s end-to-end physical operations.
•Extensible Technology Platform. Our Connected Operations Platform is fully integrated to securely access and manage multiple Applications for physical operations. Our Data Platform is deployed across a wide variety of industry verticals and integrated with third-party applications such as enterprise resource planning, payroll, and human capital management applications, extending the impact of IoT data to customers’ existing applications. Our Connected Operations Platform was also built with data security and privacy in mind. It provides non-technical customers advanced security and privacy tooling that is easy to adopt and tailored for the specific Applications they depend on. The integrated nature of our Connected Operations Platform offers a differentiated IoT data solution, even to those of our customers who are not data experts.
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
•Ease of Use and Adoption. Our solution is typically self-installed and can be fully deployed and configured in as little as one hour. Ease of installation allows customers of all sizes and levels of sophistication to quickly bring their physical assets online, adopt our Connected Operations Platform, and begin using our Applications that provide actionable insights with minimal required setup. Our simple user experience and clean user interface make it easy for users to get up and running on Samsara, from back-office administrative teams to frontline workers and drivers. Once implemented, we make it easy for customers to add new Applications.

•Clear Return on Investment. Our Connected Operations Platform provides real measurable impact to the safety, efficiency, and sustainability of our customers’ operations. In fiscal year 2025, Samsara’s technology helped prevent thousands of driving accidents, digitized millions of pen and paper processes, and helped eliminate billions of pounds of CO2. Our customers also benefit from greater fuel savings and less driver turnover. These results span across key assets and resources including fleets, equipment, sites, and people.
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
•Innovation Flywheel. We constantly innovate to improve our customers’ operations. We have a culture of innovation, which is evidenced by our release of new features throughout fiscal year 2025. Importantly, we incorporate feedback collected through a feedback submission form on our customer dashboard as well as across our internal teams. Our product team also works directly with existing and prospective customers to incorporate direct feedback into our development process. Our customers feel like they are contributing to their own success, and in turn, continue to provide invaluable feedback as our Connected Operations Platform evolves. This flywheel effect accelerates innovation across all aspects of our solution.
•Partner Ecosystem. Our Connected Operations Platform serves as a central hub for a robust ecosystem of partner connections. Our ecosystem includes over 300 third-party integrations in the Samsara App Marketplace, a portal through which customers can access those integrations to connect Samsara to other systems. Our Experts Marketplace features a network of certified system integrators, consultants, and implementation partners who provide services to our customers. We also partner with leading OEMs who embed sensors and connectivity into their products, enabling customers to bring IoT data from their assets into our Data Platform without aftermarket IoT devices. Our ecosystem connectivity expands our reach in the market and reinforces the integration of our Connected Operations Platform with our customers’ physical operations.
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
We know it takes a significant effort across all teams to build an industry-leading company for the long term. We invest in developing our leaders, running a feedback loop on people programs, and keeping our standards high through every part of our organization. We focus on customers. We focus on technology. We focus on our community. And we always win as a team.
Feedback, both from customers and employees, is at the heart of our culture. Coupled with our performance-based approach to compensation, we have created a culture where employees are rewarded for impacting our business directly through their actions.

Aligned to our “Be Inclusive” value, we remain committed to fostering an inclusive environment for our customers, employees, and candidates. Our commitment to fostering an inclusive workplace remains unwavering, as we believe our world-class employees will drive even more innovation and success in an environment where everyone feels safe to present their diverse perspectives, respected regardless of their backgrounds. Our people strategy is centered on attracting, developing, and retaining talent from all backgrounds. We encourage employees to engage with our global employee resource groups, clubs, and communities.
At Samsara, we also build for the long term by extending our community beyond our corporate walls. Through volunteering and donating our products to impact-driven organizations, our Samsara for Good program strives to bring the best of Samsara to those in need. This program and related employee groups focus on fostering greater connections within our community.
Our mission and culture are a competitive advantage for us in attracting and retaining top talent alongside recent accolades, including achieving 2024 Great Place to Work® Certification (US, UK, Mexico, Poland), 2024 Fortune Change the World, 2024 Glassdoor Best Places to Work, and Frost & Sullivan’s Company of the Year (2023, 2024).
As of the last business day of the fiscal year ended February 1, 2025, we had more than 3,500 full-time employees.
Growth Strategies
We intend to pursue the following growth strategies:
•Expand Our Customer Base by Acquiring New Customers. With a rapidly digitizing market, we believe there is a significant opportunity to continue to grow our customer base. We plan to continually invest in our sales and marketing capabilities and leverage our go-to-market model to continue acquiring new customers.
•Expand Within Our Existing Customer Base. As of February 1, 2025, over 80% of our Core Customers and over 90% of our customers representing over $100,000 in ARR subscribed to multiple Applications. We see a significant opportunity to expand Applications adoption, increase the number of physical assets integrated with our Connected Operations Platform, and expand across our customers’ operations. We will continue to educate our customers on the benefits of using our other Applications and leveraging our Connected Operations Platform.
•Continuous Customer-centric Innovation and Product Releases. By leveraging our customer-centric innovation flywheel, we are able to continuously build new Applications and release new features for our customers based on their direct feedback. Our goal is to continue to add new data types to our Connected Operations Platform, and use this growing data asset alongside customer feedback to innovate and introduce new Applications that our customers can use across their operations. Over time, we plan to explore new product opportunities that will enable our customers to monitor new types of assets, utilize expanded AI-driven software applications to find more insights from their operations data, and help their frontline workers be safer and more efficient.
•Expand Our Partnerships and Integrations. Our Connected Operations Platform is broadly applicable across verticals, and we provide customizability with over 300 partner integrations, including numerous OEM partnerships. Continued growth in integrations will strengthen our ecosystem, further increasing the opportunity to attract customers that prioritize interoperability with their existing software applications. We believe that additional partnerships will also enhance our go-to-market channels.
•Expand Internationally. A key focus of our company is to continue to expand our global reach. In May 2018, we established our first international office in England. In fiscal year 2025, we continued to expand our international footprint, and our employee base now spans across the United States, Canada, Mexico, Taiwan, India, England, France, Germany, Poland, and the Benelux region. In fiscal year 2025, we generated approximately 13% of our total revenue from outside the United States, with sales into Western Europe, Canada, and Mexico. Over time, we believe that we have a significant opportunity to increase our revenue across global markets.
Our Applications
Our Connected Operations Platform includes an extensive AI-powered Data Platform that brings real-time visibility, analytics, and insights to our customers’ physical operations. We have built numerous Applications on our Data Platform to operationalize these analytics and insights, including Video-Based Safety, Vehicle Telematics, Workforce Apps, Equipment Monitoring, and Site Visibility.

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
•Coaching Workflows. Our virtual coaching solution provides video-centric software workflows to customers, enabling them to systematically coach drivers and monitor coaching effectiveness, including coaching to reduce risky behavior as well as identify and recognize and reward safe driving. It allows managers to personalize coaching experiences for individual drivers at scale and directly from within the Samsara platform, while empowering drivers with video-based AI insights to self-coach and, if needed, prepare for a manager-led coaching conversation in our Mobile App. Step-by-step coaching based on real driver behavior improves the effectiveness of live coaching sessions, whether they are conducted in person or remotely via mobile devices.
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
•OEM Telematics Integrations. Increasingly, vehicles include built-in cellular connectivity and upload data to clouds operated by OEMs. We partner with leading OEMs to capture data from their siloed clouds into our Connected Operations Platform, where we enrich and analyze the data and enable customers to benefit from certain Applications without needing to install an aftermarket IoT device in their vehicle.
Workforce Apps
•Mobile Workflows. Our mobile application gives workers key information and automates workflows to complete daily tasks, improving productivity and compliance and reducing manual error.
•Connected Forms and Workflows. Our solution enables customers to digitize forms, build workflows, and automate processes for safer, more efficient operations. Customers can digitize any custom form for workers to complete on-the-go, including inspections, checklists, and field reports. Use cases for workflows and automation include asset management, safety and compliance, and business processes.

•Connected Training. Our solution delivers personalized, data-driven learning through the Samsara Driver App, helping organizations improve safety, streamline training, and upskill teams.
•Electronic Documents. Real-time, cloud-enabled electronic document capture simplifies workload and centralizes data for back-office administration, making it easy to investigate claims and improve efficiency.
•Compliance. Our ELD, which is registered or certified with the applicable regulators, including the United States Federal Motor Carrier Safety Administration (“FMCSA”) and Transport Canada, allows customers to simplify HOS compliance. Fleet operators access key information needed to meet stringent regulations while lowering the costs of compliance.
Equipment Monitoring
•Location, Utilization, and Theft Monitoring. Our real-time and near-real time location tracking and utilization reporting can reduce theft, improve utilization, and simplify asset allocation and rightsizing. Our application provides rich visibility into a variety of equipment used in operations, such as generators, compressors, heavy construction equipment, trailers, and unpowered assets such as small tools, dumpsters and storage containers.
•Maintenance. Our solution provides visibility into equipment usage and anomalies, such as engine faults or failing batteries. With this data, customers are informed as soon as faults are detected or vehicle inspections are submitted, which allows for a quick dispatch to fix vehicles to extend longevity and reduce vehicle downtime.
•Smart Trailers. Our solution provides real-time insights with advanced trailer monitoring. Insights include real-time location.
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
Our Technology
A Modern, Scalable Platform
Our Connected Operations Platform is purpose-built to scale and leverage modern technology. In today’s rapidly evolving technology environment, our cloud platform gives us the agility to rapidly introduce new feature enhancements and the capacity to surface critical performance data based on our customers’ own preferences and analytical needs. This agility and capacity are enabled by our proprietary Data Platform, which allows our Connected Operations Platform to ingest, stream and analyze massive datasets in real-time. Our Data Platform now processes trillions of event points per year in a highly performant manner. This system allows for quick, behind-the-scenes querying of data at full granularity, and presents it to the user in real-time. Given the scale of our datasets, we are able to drive better, more actionable insights into our customers’ physical operations.
Artificial Intelligence
Our distinct advantage in AI is our trove of operational data, which we use to build and improve our AI models. We now process over 14 trillion data points annually from our IoT devices and a growing ecosystem of connected assets and third-party systems. By using this massive data set to train, test and fine-tune our AI models, we are able to provide actionable insights to improve our customers’ operations.

We maintain a close, collaborative relationship between our AI, firmware, and software development teams to ensure our advanced AI toolset runs efficiently and performantly at the edge, where compute resources are limited. For example, on our dual-facing AI dash cams, embedded AI models analyze driver behaviors and road conditions in real time to provide visibility into leading causes of preventable incidents, such as mobile usage, lack of seatbelts, tailgating, and inattentive and drowsy driving. When a model detects these behaviors, Samsara’s Connected Operations Platform can proactively coach drivers in real time to improve safety and empower them to improve their habits on the road.
Wireless Connectivity
We have capitalized on advances in cellular technology to capture data in our Connected Operations Platform from places where it was not previously feasible to connect. Through rigorous coverage testing and configurations for bandwidth efficiency, we are able to reliably capture data even in remote locations within the continental United States with poor connectivity. Our vehicle gateway includes high-speed 4G LTE wireless and a built-in Wi-Fi hotspot to connect mobile devices in the cab, ensuring operations data captured by workers like compliance logs or electronic documents are available in real-time on the cloud dashboard. We have created robust contingencies for data storage and low-power configurations to maintain a consistent data chain in the event of poor cellular connectivity or low power scenarios. Our vehicle gateways include dual-SIM cards and can roam across multiple networks, further improving connectivity of our devices. The result of these connectivity configurations is more data in our Data Platform. We believe that we are well positioned to capitalize on the ongoing proliferation of 5G and the capabilities that a more robust network can provide, particularly in leveraging AI and video.
State-of-Art IoT Device Design
Our Connected Operations Platform is open and flexible, ingesting and synthesizing data from IoT and connected assets, whether they are from the customer or provided by Samsara.
Our IoT devices are designed for ease of installation, value, reliability, and connectivity. Our solution is typically self-installed and can be fully deployed and configured in as little as one hour. Our IoT devices are designed to last several years in the field and generally include dual-SIM cards for greater flexibility to connect to the best available network.
We generally use off-the-shelf components and outsource the manufacturing of our IoT devices to joint design manufacturers headquartered in Taiwan, with manufacturing locations for mass production in various regions of Asia. We believe that using outsourced manufacturing partners enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities. Our use of off-the-shelf components requires that we rely on the inventory availability of third parties, which may be affected by global component shortages. We expect that the need for our IoT devices will diminish over time if physical asset OEMs begin to produce connected assets that can connect to our Connected Operations Platform without additional IoT devices provided by us.
Privacy and Security by Design
We have designed and developed our Connected Operations Platform from the ground up with privacy and security in mind.
We provide customers with customizable privacy control measures, features, and tools to help them meet specific privacy requirements, standards, and applicable jurisdiction-specific legislation to which they may be subject (including, for example, the GDPR, UK GDPR, UK DPA, and CCPA, as amended by the California Privacy Rights Act of 2020 (“CPRA”)). Our teams conduct privacy impact assessments, monitor guidance from industry and privacy experts, and interpret privacy legislation from relevant regulatory bodies. We use this input to update the privacy features of our Connected Operations Platform, develop new features and Applications, and give our customers the tools they need to meet their data protection and privacy goals.

Our Connected Operations Platform is designed to deliver a robust and ready-to-use security infrastructure to our customers, who can leverage our features to enhance their own security programs without needing to have deep security expertise. We use industry standards and protocols to protect customer data, whether in transit (including TLS 1.2 and 256-bit AES encryption) or at rest in our hosted infrastructure (including FIPS 140-2 compliant encryption standards). Our security program is designed to identify and mitigate risks, and we look to evaluate and implement best practices and ways to improve our security on an ongoing basis. We are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization, which helps keep our customers’ data safe and available. We regularly use the Cybersecurity Framework published by the National Institute of Standards and Technology, a framework of standards, guidelines, and best cybersecurity practices, to evaluate our security program and to plan improvements. We engage independent entities to conduct platform, infrastructure, and hardware-level penetration tests on at least an annual basis. We have also implemented a public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities, which are identified by external researchers who are rewarded for their verified findings; our internal security team then works on addressing these vulnerabilities as appropriate.
App Marketplace and APIs
Samsara’s integration ecosystem includes over 300 pre-built integrations in our App Marketplace. This robust ecosystem of third-party integrations drives improved efficiency and insight for customers by unifying and analyzing data across multiple, previously siloed systems. To ensure easy adoption and seamless access for our developers, we have created “Getting Started” guides for all of our main integration types and we maintain a feature in the dashboard that allows customers to monitor integration health, provide a newsletter and discussion forum to share best practices, and have an API explorer feature in our documentation, which allows developers to try out API calls with their own data before building a full deployment. We are seeing strong adoption of integrations on our platform, with our largest customers using on average six or more API integrations.
Sales and Marketing
We primarily sell subscriptions to our Connected Operations Platform to large, medium-sized, and small businesses through direct sales. Our enterprise sales team takes an account-based approach to target large multinational corporations, while our mid-market and commercial sales teams focus on medium-sized businesses and small businesses using both inbound and outbound sales techniques. Both teams are supported by a close partnership with our marketing team’s lead generation engine. For smaller customers and for many add-ons, expansions, and renewals, we have a self-service model driven by a seamless web store experience.
Our go-to-market and sales efforts are strengthened by our free-trial sales model. Prospective customers are invited to test our Connected Operations Platform for their use case during a trial period at no cost. This drives significant trust in the solution and helps our highly technical sales team demonstrate the full capacity of our Connected Operations Platform while simultaneously reducing post-sales friction.
We invest in a variety of marketing activities and programs to drive awareness, engage with prospective customers, and build a pipeline for our sales team. Our lead generation engine supports our growth targets by hosting and participating in field events, producing webinars, leveraging customer success case studies, press engagement, digital lead generation campaigns, and more. To drive large customer growth, we leverage targeted, account-based marketing tactics.
In addition to our internal sales team, we have a network of referral and resale partners who act as an additional lead generation source.

Partners
We have built a robust ecosystem that includes over 300 integration partners in our Samsara App Marketplace, powered by an active developer community. In addition to these integration partners, we work with a network of system integrators, consultants, and implementation partners in our Experts Marketplace. We are seeing strong adoption by customers integrating into our system, with our largest customers using on average six or more API integrations. This enables developers to integrate our Connected Operations Platform into a variety of use cases from payroll to TMS, fuel purchasing tools, navigation, and more. These APIs cover all of Samsara’s core Applications. We also have partnerships with OEMs who build connectivity into their products, such as vehicles and heavy equipment. These partnerships enable us to capture IoT data into our Connected Operations Platform without requiring customers to install aftermarket IoT devices. This lowers the barrier to connecting data to our platform. Our partner ecosystem also encompasses a number of commercial partnerships. We work with a network of reseller partners and also have partnerships with insurance providers and select vendors in the third-party logistics (3PL) network. We have also partnered with insurance companies, who have become an important partner constituency whose end customers can leverage our Connected Operations Platform in order to improve safety. As our relationships with these insurance partners have deepened, they have often incentivized their end customers to adopt our Connected Operations Platform in exchange for reduced insurance premiums.
Research and Development
Our research and development organization is responsible for the design, development, testing and delivery of new technologies, features, and integrations of our Connected Operations Platform, as well as the continued improvement and iteration of our Applications. It is also responsible for operating and scaling our Data Platform, including the underlying cloud infrastructure. Our most significant investments are in research and development to drive core technology innovation and to bring new Applications to market.
Competition
The connected physical operations industry is highly fragmented, with most vendors offering software and/or hardware solutions addressing specific industry verticals, solution sets, geographies, and/or customer sizes. Our competition is specific to the individual solution sets that we target, or specific to operational groupings like fleets or facilities. We are not aware of other companies that approach the market with a common platform across connected fleets, equipment, and sites.
Our Applications compete with a wide range of vendors depending on application, geography, industry vertical, and customer size. Our primary competitors include vendors like Avigilon, CalAmp, Fleet Complete, Geotab, Lytx, Masternaut, Michelin, Motive, Nauto, Netradyne, Omnitracs, Orbcomm, Platform Science, Skybitz, Spireon, TrackUnit, Verizon Connect, Webfleet, and Zonar.
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
Based on these factors, we believe we are positioned favorably against our competitors. While many competitors focus on a subset of solutions for vehicles, such as GPS tracking and/or driver coaching, our Connected Operations Platform provides an extensive view of relevant operational information across many physical operations assets. This real-time data enables intelligent recommendations that empower customers to achieve operational success while consolidating vendor costs and administration.

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
As of February 1, 2025, our portfolio consisted of 147 issued and 15 allowed (issuance pending) patents in the United States. Our issued patents are scheduled to expire between 2035 and 2044. We also had 106 patent applications pending for examination in the United States and three non-U.S. patent applications. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents.
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
We also are subject to other laws and regulations governing issues such as privacy, data security, telecommunications, the use of biometric data, labor and employment, anti-discrimination, exports, anti-bribery, whistleblowing and worker confidentiality obligations, product liability, product certifications, consumer protection and warnings, marketing, taxation, securities, competition, arbitration agreements and class action waiver provisions, and terms of service, among other issues. We could become subject to additional legal or regulatory requirements, including additional or modified requirements around ELD certification, if laws, regulations, or guidance change in the jurisdictions in which we operate. This could include the need to obtain new and different types of licenses or certifications to offer certain products or functionalities. Guiding our actions is a commitment to complying with, and helping our customers comply with, applicable regulations and requirements, and we will continue to devote significant internal resources to these efforts.
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

In addition to the privacy and security measures that we incorporate into the design, engineering, and testing processes for our solution, including parts of our solution that utilize emerging technology such as AI, we have company-wide policies that describe how we collect, use, protect and disclose data. We provide ongoing training to our employees to appropriately handle and secure data. We are also able to assist our customers in demonstrating their compliance with applicable data protection and privacy laws and regulations through the use of template accountability documentation (e.g., data protection impact assessments, supporting policies, and data transfer impact assessments), which can be configured and tailored by customers to address their particular use cases and organizational requirements. We offer and include the latest EU Standard Contractual Clauses (“SCCs”) and supporting UK International Data Transfer Addendum in our contractual terms with customers for the purpose of helping enable our customers’ continued compliance with the changing regulatory landscape in connection with transferring personal data subject to the GDPR, UK GDPR, and UK DPA to “third countries” that have not been found to provide adequate protection to such personal data, including the United States, Mexico, Colombia, Taiwan, and India, highlighting a commitment to protect personal information in accordance with a set of privacy principles that offer meaningful privacy protections and recourse for European-based individuals. We also maintained a self-certification under the EU-U.S. and Swiss-U.S. Privacy Shield programs, and transitioned automatically to the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Frameworks, along with a UK Extension to the EU-U.S. Data Privacy Framework. The European Commission and Switzerland’s Federal Data Protection and Information Commissioner have issued adequacy decisions covering the transfer of personal data to the United States under the EU-U.S. and Swiss U.S. frameworks, respectively. We also include terms pursuant to the CCPA, as amended by the CPRA (together with its implementing regulations), in our contractual terms. We hold our service providers and subprocessors to high data protection and privacy standards, including through contractual commitments and periodic reviews and audits.
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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties, including those described below, that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. The following factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements. You should carefully consider the following risks and uncertainties, together with all of the other information contained in this Annual Report on Form 10-K, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business, Industry, and Operations
Our rapid growth makes it difficult to evaluate our future prospects and increases the risk that we will not continue to grow at or near historical rates.
We have been growing rapidly over the past several years. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations of contracts, full or partial non-renewals of contracts or product returns by our existing customers, the maturation of our business, and macroeconomic factors, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will continue to decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in a rapidly changing environment. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.
We have a history of losses and may not be able to achieve our profitability targets in the future.
We have incurred losses in all years since our incorporation, and we expect we will continue to incur net losses in future quarters. We incurred a net loss of $154.9 million for the fiscal year ended February 1, 2025. As a result, we had an accumulated deficit of $1,610.0 million as of February 1, 2025. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Platform, broaden our customer base, expand our sales and marketing activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, or we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Platform or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving our profitability targets, which would cause our business, financial condition, and results of operations to suffer.
Additionally, we have granted restricted stock units (“RSUs”) to certain of our employees and non-employees, with such RSUs vesting upon the satisfaction of certain vesting conditions. Our future operating expenses will include a significant amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will have an adverse impact on our ability to achieve our profitability targets.
We face risks associated with the growth of our business in new use cases.
Historically, most of our revenue has been derived from sales of subscriptions to our Applications for use in connection with customers’ fleets. In recent periods, we have increased our focus on Applications for use in connection with customers’ equipment, sites, and frontline workers. We have expanded and plan to continue to expand the use cases of our solution, including those where we may have limited operating experience, and may be subject to increased business, technology, and economic risks that could affect our financial results. Entering new use cases and expanding in the use cases in which we are already operating with new Applications will continue to require significant resources, and there is no guarantee that such efforts will be successful or beneficial to us. Historically, sales to a new customer have often led to additional sales to the same customer or similarly situated customers. To the extent we expand into and within new use cases that are heavily regulated, we will likely face additional regulatory scrutiny, risks, and burdens from the governments and agencies which regulate those markets and industries. While our strategy of building Applications for use in connection with customers’ fleets has proven successful in the past, it is uncertain that we will achieve the same penetration and organic growth with respect to Applications for customers’ sites, equipment, frontline workers, or any other use cases that we pursue. Any failure to do so may harm our reputation, business, financial condition, and results of operations.

If we are unable to attract new customers, our future revenue and results of operations will be harmed.
Our future success depends, in part, on our ability to sell subscriptions to access our Connected Operations Platform to new customers. Our ability to attract new customers will depend in part on the perceived benefits and pricing of our solution and the effectiveness of our sales and marketing efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:
•potential customers’ inexperience with or reluctance to adopt software and cloud-based solutions in their physical operations;
•potential customers’ commitments to or preferences for their existing vendors;
•actual or perceived switching costs;
•the adoption of new, or the amendment of existing, laws, rules, regulations, executive orders, or directives that negatively impact the utility of, or that require difficult-to-implement changes to, our solution, including deregulation that reduces the need for compliance functionality provided by our Connected Operations Platform;
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
•technology developments that minimize the demand for our solution; and
•general macroeconomic conditions, including elevated inflation and interest rates, financial distress caused by bank failures and other recent financial, economic, and political events that may impact our customers and the industries in which they operate.
If our efforts to attract new customers are not successful, our business, financial condition, and results of operations will suffer.
If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.
To maintain or improve our results of operations, it is important that our customers renew their subscriptions to our Connected Operations Platform when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for an initial subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew any or all of their subscriptions for a similar contract period, at the same price, on the same payment terms, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us, and it is difficult to accurately predict long-term customer retention. Customers may choose to not renew their subscriptions or to downsize their subscriptions in full or in part for many reasons, including the belief that our solution is no longer required for their business needs or is otherwise not as cost-effective as initially anticipated, a desire to reduce discretionary spending in response to macroeconomic or other factors, our discontinuation of a desired application or loss of applicable regulatory certifications, a dissatisfaction with their overall customer experience, or a belief that our competitors’ offerings provide better value. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions that affect our customer base, the dissolution of their business or business unit utilizing our solution, or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.

A part of our growth strategy is to sell additional subscriptions to Applications and expand use cases with our existing customers. Our ability to sell subscriptions will depend in significant part on our ability to anticipate industry evolution, practices, and standards. Additionally, we will need to continue to enhance existing Applications and introduce new Applications and features on a timely basis to keep pace with technological developments both within our industry and in related industries, and to remain compliant with any federal, state, local, or foreign regulations that apply to us or our customers. However, we may prove unsuccessful either in developing new Applications or features or in expanding the set of third-party applications and devices with which our Applications integrate, particularly as we expand our solution into use cases that have not been our historical focus and as we continue to refine our efforts to hire, develop, and retain engineering talent. In addition, the success of any enhancement or new Application depends on several factors, including the timely development, market introduction, and market acceptance of the enhancement or Application. Any new Applications we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue, particularly with respect to use cases that have not been our historical focus. If any of our competitors implements new technologies before we can implement them or better anticipates the innovation and integration opportunities in related industries, our business may be adversely affected.
Another part of our growth strategy is to sell additional subscriptions to existing customers as they increase their number of connected assets, such as vehicles, machinery, warehouses, and factories. However, our customers may shrink or choose to not grow and expand their fleet and physical operations, or may opt not to purchase additional subscriptions from us to cover their broader or expanded operations. A decrease in our ability to sell additional subscriptions to our Connected Operations Platform to our existing customers could have an adverse effect on our business, financial condition, and results of operations.
We rely heavily on direct sales to sell subscriptions to access our Connected Operations Platform.
We market and sell subscriptions to access our Connected Operations Platform primarily through a direct sales model, and we must expand our sales organization to increase our sales to new and existing customers. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our Connected Operations Platform, our sales team will need to continue to expand use of our Connected Operations Platform by that customer, including increasing the number of our IoT devices and Applications used by that customer and expanding their deployment of our Applications across other use cases. All of these efforts will require us to invest significant financial and other resources. We have also experienced turnover in our sales and marketing and supporting teams, including within the senior leadership of those teams, which often results in costly training, operational inefficiency, and potential execution risks. If we are unable to expand and successfully onboard our sales force and new sales leaders at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, if our sales programs are not effective, or if we are not able to accurately account for the impact of sales personnel leaves of absence.
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
Our current system of direct sales may not prove effective in maximizing sales of subscriptions to access our Connected Operations Platform. Our solution is complex and certain sales can require substantial effort and outlay of cost and resources, either by us or our channel partners. It is possible that our sales team members or channel partners will be unable or unwilling to dedicate appropriate resources to support those sales. If we are unable to develop and maintain effective sales incentive programs for our internal sales team members and channel partners, we may not be able to incentivize these parties to sell our solution to customers, particularly large organizations. The loss of one or more of our sales team members or channel partners in a given geographic area could harm our results of operations within that area, as sales team members and channel partners typically require extensive training and take several months to achieve acceptable productivity.

The length of our sales cycle can be unpredictable, particularly with respect to sales to larger customers, and our sales efforts may require considerable time and expense.
It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Customers with substantial or complex organizations may choose to deploy our solution in large increments on a periodic basis. Accordingly, customers may purchase subscriptions for significant dollar amounts on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict the timing or cost of these sales and deployment cycles. Variations in the sales cycles among our customers based on the size and complexity of their operations, as well as the possibility that customers may purchase new subscriptions sporadically with short lead times, may adversely impact our ability to anticipate the timing and amount of revenue and contract value from new customers, or from increased sales to existing customers.
In particular, part of our strategy is to target sales to larger customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles (which typically last several months and, in some cases, have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment and other commercial and contractual terms, substantial upfront sales costs, and less predictability in completing some of our sales. For example, larger customers often require considerable time to evaluate and test our solution prior to purchasing subscriptions. A number of factors influence the length and variability of our sales cycle, or even if a sale will occur, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, election cycles, macroeconomic factors, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use cases, the specific deployment plan of each customer, the complexity of the customer’s organization, and the difficulty of such deployment, as well as whether a sale is made directly by us or through resellers or other partners. Moreover, larger customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate higher pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these customers will justify our substantial upfront investment. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.
Our ability to achieve customer renewals and increase sales of subscriptions to our solution is dependent on the quality of our customer outcomes team, and our failure to offer high quality support would have an adverse effect on our business, reputation, and results of operations.
Our customers depend on our customer outcomes team to resolve issues and realize the full benefits relating to our Connected Operations Platform. If we do not succeed in helping our customers quickly resolve post-deployment issues, providing effective ongoing support and education on our Connected Operations Platform, or facilitating a smooth renewal or expansion process, including with respect to any relevant required or desired changes to the customer contract, our ability to sell additional subscriptions to, or renew subscriptions with, existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with our customers could be damaged. Many larger customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these larger customers, it may be more difficult to grow sales with them.
Additionally, it can take several months to recruit, hire, and train qualified engineering-level customer support employees, especially in geographic markets in which we do not have extensive prior operating experience. We may not be able to hire such employees fast enough to keep up with demand, particularly if the sales of subscriptions to our solution exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training, and retaining adequate customer support employees, our ability to provide adequate and timely support to our customers, and our customers’ satisfaction with our solution, will be adversely affected. Our failure to provide and maintain high-quality support services would have an adverse effect on our business, reputation, and results of operations.

If we fail to effectively manage our growth, our business, financial condition, and results of operations could be harmed.
We have experienced and expect to continue to experience rapid revenue growth, which has placed, and may continue to place, significant demands on our management, operational, and financial resources and systems. In addition, we operate globally and sell subscriptions to our solution to customers in many countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources, systems, and operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our business processes, systems, and controls. We must also attract, develop, and retain a significant number of qualified personnel without undermining our culture of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team that has been central to our growth. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality of our Connected Operations Platform may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.
We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our solution and adversely affect our business, revenue growth, and market share.
The markets for the Applications and use cases for which we compete are new and rapidly evolving. Our historical competition has been specific to the individual solution sets that we target, or specific to operational groupings like fleets or facilities. For example, certain of our Applications compete with vendors like Avigilon, CalAmp, Fleet Complete, Geotab, Lytx, Masternaut, Michelin, Motive, Nauto, Netradyne, Omnitracs, Orbcomm, Platform Science, Skybitz, Spireon, TrackUnit, Verizon Connect, Webfleet, and Zonar.
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
Some of our competitors may have greater financial resources, greater brand recognition, larger and more effective sales forces and marketing resources, and broader distribution networks than us. Large corporations, in particular, may be able to utilize their distribution networks and existing relationships to offer fleet management solutions, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. For example, we rely upon Amazon for AWS web hosting, and we do not currently have an alternative provider. If Amazon decided to compete with us and did not allow us to renew our commercial agreement, this may have a significant impact on our solution and would require that we allocate time and expense to setting up our Connected Operations Platform on an alternative hosting service. We expect competition to increase as other established and emerging companies, such as Netradyne, Platform Science, and Verkada, enter the markets in which we compete, as customer requirements evolve, as the regulatory landscape evolves, and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. Some of our competitors have engaged in, and may in the future engage in, business practices that we consider to be unlawful. For example, in January 2024, we filed a lawsuit against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition, and in November 2024, we filed an additional lawsuit against Motive alleging that they have misappropriated our trade secrets. Responding to this and similar misconduct may be costly and time-consuming and may distract management from other business priorities. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. Other current and potential competitors may be able to more effectively leverage new technologies, such as artificial intelligence, to develop and market new products with comparable functionality to our solution. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. As a result, we may experience reduced margins, longer sales cycles, less favorable payment terms, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.

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
Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our IoT devices may adversely affect our ability to sell subscriptions to our Connected Operations Platform, our margins, and our results of operations.
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers, and in some instances, a single joint design manufacturer, to allocate sufficient manufacturing capacity to meet our needs, to produce IoT devices, or components thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices and components. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable. For example, over the last several fiscal years, there was an ongoing global silicon component shortage, which resulted in increases in the cost of devices and components and delays in shipments of goods across many industries, including components used in our IoT devices. Global transportation and freight networks were also strained as a result of global health crises, geopolitical conflicts, labor disputes, and other factors, which has caused freight shipping costs and lead times to increase. Increases in the cost of devices or components, or freight to transport those items, could negatively impact our results of operations.
Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks and resulting lockdowns, energy crises and power outages, geopolitical disputes (such as ongoing conflicts between China and other countries), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine and the conflict in the Middle East), component or material shortages, cost increases, trade tariffs, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our manufacturers, suppliers, and sub-tier suppliers have a large presence in China and Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our suppliers’ and joint design manufacturers’ operations in Taiwan and secondary locations in Asia. Although we have extended our supply orders to the latest quoted lead times and have in the past made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
In addition, some of our suppliers, joint design manufacturers, and logistics providers may have more established relationships with larger-volume device manufacturers, and as a result of such relationships, such suppliers may choose to limit or terminate their relationship with us. For example, in light of silicon component shortages, we expect that our suppliers’ larger volume customers may be able to exert more influence to purchase components from our suppliers than us, and accordingly, we bear significant risk if we are unable to successfully source components for our IoT devices. Developing suitable alternate sources of supply for these devices and components may be time-consuming, difficult, and costly, and we may not be able to source these devices and components on terms that are favorable to us, or at all, which may adversely affect our ability to meet our requirements or provide our customers with needed IoT devices in a timely or cost-effective manner. Because our customers often must install IoT devices before being able to fully utilize our Connected Operations Platform, any interruption or delay in the supply of any of these devices or components, or the inability to obtain these devices or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to onboard new customers.
Trade barriers, including tariffs, import and export restrictions, and evolving geopolitical trade policies in regions where we operate, such as North America and Europe, may increase the cost of our devices, disrupt supply chain logistics, and affect our ability to efficiently transport, store, and deliver our IoT devices to customers, which could negatively impact our revenue growth and operating margins.

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
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to accurately forecast and effectively manage supply of our IoT devices. Supply management remains an increased area of focus as we balance the need to maintain supply levels that are sufficient to ensure competitive lead times against the risk of obsolescence because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess and obsolete supply, we may have to record a reserve for excess material costs, or reduce our prices and write-down inventory, either of which in turn could result in lower margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end customers are unable to access our Connected Operations Platform and, as a result, turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our IoT devices or ship these devices could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.
We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the fiscal year ended February 1, 2025, we increased our operating expenses to $1,140.9 million as compared to $1,013.7 million for the fiscal year ended February 3, 2024. We expect to continue making significant expenditures on hiring, sales, and marketing efforts, and expenditures to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to increase long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business, and we expect to continue making significant expenditures in pursuit of these initiatives. We may not be able to successfully execute these or other strategic initiatives or deliver these initiatives on our expected timetable. If we are not successful in executing on our strategic initiatives, our business, financial condition, and results of operations could be harmed.
If we are not able to develop and timely introduce new technologies for our Connected Operations Platform that achieve market acceptance, keep pace with technological developments, and meet existing and emerging regulatory requirements, our business, financial condition, and results of operations would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing offerings and to introduce compelling new Applications, hardware, and features that reflect the changing nature of our customers’ needs and the regulations to which they are subject. The success of any enhancement to our Connected Operations Platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings, and changes in demand for our solution may also materially impact the successful implementation of new Applications. Any new features or products that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
Further, the development and introduction of new Applications can be difficult, time-consuming, and costly. There are inherent risks and uncertainties associated with offering new Applications, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new application are evolving. If we are unable to successfully develop and timely introduce new Applications, enhance our existing Connected Operations Platform to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations would be harmed.

If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Platform may be perceived as not being secure or safe, our reputation may be harmed, and our business, financial condition, and results of operations could be materially and adversely affected.
As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our platform, devices, networks, and other systems, and we also rely on third parties that are not directly under our control to do so. We and many of our third-party partners, including our subprocessors and service providers, have security measures and disaster response plans in place that are designed to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service and other attacks, and natural disasters and other sources of disruptions, to the operation of our Connected Operations Platform, our devices, or our or our third-party partners’ operations, including power outages, telecommunications, and other failures. Our or our third-party partners’ systems and security measures have in the past been and may in the future be breached or otherwise compromised, disrupted, or disabled, including as a result of actions by malicious insiders or third parties (including nation-state actors, such as those acting in connection with ongoing geopolitical tensions), such as intentional misconduct by computer hackers, phishing (including impersonating us by using domain names that are confusingly similar to ours), and other means of social engineering, including fraudulent inducement of employees or customers to disclose usernames, passwords, or other sensitive information, and employee or contractor error or malfeasance. For example, as a result of the ongoing conflict between Russia and Ukraine, the U.S. government issued a “Shields Up” alert in 2022 and other warnings for American organizations noting the potential for Russia’s cyberattacks on the Ukrainian government and critical infrastructure organizations to impact organizations in the United States. More generally, we and other American organizations may face increased risk of cyberattacks related to geopolitical tensions and events such as the Russia-Ukraine conflict and the conflict in the Middle East. If such cyberattacks were to occur and were to impact us or our third-party partners, the relevant systems and security measures might provide inadequate protection. In addition, advances in computer capabilities, new technological discoveries or other developments may result in cyberattacks becoming more sophisticated and more difficult to detect. Any breach, incident, compromise, or failure of, or impacting, our systems or those of our third-party partners could result in the loss, corruption, or unavailability of our or our customers’ data, loss of intellectual property, someone obtaining unauthorized access to, modifying, exfiltrating, or otherwise processing without authorization our customers’ data or our data, or someone disrupting or obtaining unauthorized access to our Connected Operations Platform or other systems. Because a security breach or incident could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches or incidents and implement adequate preventative measures. We incur costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes in ongoing efforts to prevent such breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to notify regulators, customers, and/or impacted third parties of, and otherwise address, the incident or breach and its root cause. In the United States, the SEC has also adopted rules for mandatory disclosure of material cybersecurity incidents experienced by public companies, as well as cybersecurity governance and risk management practices. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises sensitive data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business.

Third parties may also conduct attacks designed to temporarily deny customers access to our Connected Operations Platform or disrupt or otherwise impede such access or our platform’s performance. Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyberattacks or vulnerabilities impacting our solution. For example, in July 2020, the U.S. Federal Bureau of Investigation issued a private industry notification alerting industry participants to cyber-threats targeted at ELDs. Compromise of our IoT devices could pose a health and safety hazard if a malicious actor exploits a vulnerability that allows for control of or interference with the operation of our customers’ equipment. Any actual or perceived security breach or incident affecting our platform or other aspects of our systems, networks, or operations, such as any compromise of our IoT devices, any denial of service attack, or any other disruption to our Connected Operations Platform, affecting data we or our service providers process or maintain, or affecting our customers’ equipment or operations, could result in a loss of customer confidence in the security, integrity, or safety of our solution and damage to our brand and reputation, reduce the demand for our solution, disrupt our normal business operations, require us to spend material resources to correct the breach or incident and otherwise respond to it, expose us to legal liabilities, including claims and litigation by private parties, regulatory investigations and other proceedings, fines, penalties, and indemnity obligations, and materially and adversely affect our business, financial condition, and results of operations. These risks will increase as we continue to grow the scale and functionality of our Connected Operations Platform and as we store, transmit, and otherwise process increasingly large amounts of information and data, which may include proprietary, sensitive or confidential data, or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks, or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage for any future claim. Any of these results could harm our growth prospects, financial condition, business, results of operations, and reputation.
Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
In order to provide real-time support to our customers, we have created internal platform controls and system tools that are used by our employees to diagnose and correct customer issues. If our employees were to intentionally abuse or misuse these platform controls and system tools, for example, by interfering with or altering our IoT devices or our customers’ connected assets and accessing our customers’ data, or otherwise violate company policies, our customers could be significantly harmed. For example, our employees have historically had broad access to customers’ video footage, and although we have implemented greater access controls over time, such controls may not ensure that our employees’ use of customers’ video footage is in all cases appropriate. Additionally, some of our Applications have features allowing them to control large industrial assets, and interact with some operations of vehicles through their ignition or other lines; any abuse or misuse of these capabilities could cause substantial disruption or damage to our customers. Any abuse or misuse by our employees of our internal platform controls and system tools, even if inadvertent, could result in potential legal liability and reputational damage to our customers, our partners, and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform controls and system tools could significantly and adversely harm our business and reputation.
We are continuing to implement access controls to limit employee access to our platform controls and system tools in an effort to further improve security and reduce the risk of human error or malfeasance. If it becomes necessary to further restrict the availability or use of our platform controls and system tools by our employees in response to any abuse or misuse, our ability to deliver high-quality and timely customer support could be harmed.
Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third-party services, could adversely affect our business, financial condition, and results of operations.
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

A significant portion of our critical business operations are concentrated in the United States and are supported by third-party hosting facilities located in Oregon. We are a highly automated business, and a disruption or failure of our systems, or of the third-party hosting facilities and other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facilities have experienced outages. The causes for such disruptions or failures could also include a major earthquake, blizzard, fire, cyberattack, act of terrorism, or other catastrophic event, a decision by one of our third-party service providers to close facilities that we use without adequate notice, or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.
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
•result in our issuing credits or paying penalties or fines;
•cause our customers to terminate their subscriptions;
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
We rely on third-party software to provide many essential financial and operational services to support our business, including enterprise resource planning, customer relationship management, and human capital management. Many of these vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. We depend upon these vendors to provide us with services that are always available and are free of errors or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to effectively manage our business.
If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards, changing regulations, or changing customer needs, requirements or preferences, our Connected Operations Platform may become less competitive.
The industries in which we operate are subject to rapid technological change. The introduction of new technologies will continue to have a significant effect on the competitive conditions to which we are subject. In order to continue to provide value for our customers, we must offer innovative Applications that allow our customers to track and manage their fleets, equipment, sites, and other connected assets on a timely basis. Certain technologies and industry or regulatory developments, such as autonomous vehicles with closed software ecosystems, electric vehicles that may have non-standard ports or may not be subject to regulations that benefit us, and vehicles that already include technology similar to ours, may negatively impact our ability to compete within certain industries. Even if such software ecosystems were not entirely closed to our solution, these vehicles may reduce the overall demand for vehicular Applications that provide safety and compliance functionality. If we are unable to develop new Applications that provide utility to our customers and provide enhancements and new features for our existing Applications that keep pace with rapid technological and regulatory changes, our revenues and results of operations could be adversely affected.
To keep pace with technological and competitive developments, we have in the past invested, and may continue to invest, in complementary businesses, technologies, products, services, and other assets that expand the Applications that we can offer our customers. We may make these investments without being certain that they will result in products or enhancements that will be accepted by existing or prospective customers or that they will achieve market acceptance. If we are unable to successfully enhance our Connected Operations Platform to meet evolving customer requirements, increase adoption and use cases of our solution, and develop new Applications and features, then our business, financial condition, and results of operations would be adversely affected.

We rely on industry standards and technology developed and maintained outside of our control. For example, many of our Applications depend on cellular, satellite, Bluetooth, and Wi-Fi technology and are built upon such technologies. We do not control the development of such technologies, and so it may be possible in the future that the components of the underlying technologies that interface with or are built into our solution develop in ways that are not beneficial to our growth and technological capabilities. If these technologies do not continue to be improved or are replaced with alternative technologies that we do not effectively adapt to, our ability to innovate may be diminished and our market appeal and value to customers may be harmed.
Our Connected Operations Platform relies on cellular and satellite networks and any disruption, failure, or increase in costs of these networks could adversely affect the functionality of our solution, impede our profitability, and harm our results of operations.
Two critical links in our current Applications are between IoT devices and satellite networks and between IoT devices and cellular networks, both of which allow us to obtain location and other operational data and transmit that data to our platform. Service outages occurring in the cellular network upon which our Connected Operations Platform relies or a lack of coverage in certain locations have affected and may in the future adversely affect the functionality of our solution. Moreover, technologies, such as GPS, that rely on satellites depend on the use of radio frequency bands, and any modification of the permitted uses of these bands may adversely affect the functionality of these technologies and, in turn, our solution.
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
If we do not develop IoT devices that are compatible with third-party hardware, software, and infrastructure, including the many evolving wireless industry standards, our ability to introduce and sell new subscriptions to access our Connected Operations Platform, or to renew existing subscriptions, could suffer.
In order to support customers’ adoption of our Connected Operations Platform, we develop IoT devices that are compatible with a wide variety of hardware, software, and infrastructure. Not only must we ensure our IoT devices are compatible with third-party software applications and technologies developed by our partners and vendors, but we must also ensure that our IoT devices can interface with third-party hardware, software, or infrastructure that our customers may choose to adopt. To the extent that a third party were to develop software applications or IoT devices that compete with ours, that third party may choose not to support our solution. In particular, our ability to interface with vehicles and equipment from a variety of manufacturers or accurately anticipate evolving wireless technology standards and ensure that our IoT devices comply with these standards in relevant respects is critical to the functionality of our IoT devices. Any failure of our IoT devices to be compatible or comply with the hardware, software, or infrastructure—including wireless communications standards—utilized by our customers could prevent or delay their implementation of our Connected Operations Platform and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we design our IoT devices, our ability to introduce and sell subscriptions to our Connected Operations Platform, or to renew existing subscriptions, would be harmed.
The competitive position of our Connected Operations Platform depends in part on its ability to operate with a wide variety of data sources and infrastructure, and if we are not successful in maintaining and expanding the compatibility of our solution with such data sources and infrastructure, our business, financial condition, and results of operations could be adversely impacted.
The competitive position of our Connected Operations Platform depends in part on its ability to operate with a wide array of physical sensors and devices, including IoT devices manufactured by us and by third parties, other software and database technologies, and communications, networking, computing, and other infrastructure. As such, we must continuously modify and enhance our Connected Operations Platform to be compatible with evolving hardware, software, and infrastructure that are used by our current and potential partners, vendors, and customers. In the future, one or more technology companies may choose not to support the interoperation of their hardware, software, or infrastructure with solutions such as ours, or our solution may not otherwise support the capabilities needed to operate with such hardware, software, or infrastructure. We intend to facilitate the compatibility of our Connected Operations Platform with a wide variety of hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and results of operations could be adversely impacted.

Our ability to grow our business is dependent in part on strategic relationships we develop and maintain with third parties.
We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as channel partners, OEM partners, integration partners, installation partners, financing partners, and other strategic technology companies or technology partners. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests. There is no assurance that any strategic relationship will achieve our business purposes or that the resources we use to develop the relationship will be cost-effective, and we may decide to exit or terminate the relationship. Parties with whom we establish strategic relationships may offer competing products and/or services or also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to our strategic relationships or adequately or appropriately deliver on their responsibilities or commitments, including to us or our customers. Failure of such third parties to deliver on their responsibilities or commitments to us or our customers could result in losses or damages to our business. Further, companies with whom we maintain strategic relationships may de-emphasize their dealings with us or become competitors in the future. We also have limited, if any, control as to other business activities of these parties, and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law, or suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
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
To attract and retain key personnel, we use various measures, including an equity incentive program. As we continue to mature, the incentives to attract, retain, and motivate employees provided by our programs or by future arrangements may not be as effective as in the past. We have numerous current employees who hold equity in our company or whose equity awards have substantially or fully vested. As a result, it may be difficult for us to retain and motivate these employees, and the value of their holdings could affect their decisions about whether or not they continue to work for us. Further, our ability to attract, retain, and motivate employees may be adversely affected by actual or expected declines in our stock price. If we issue significant equity to attract employees or to retain our existing employees, we will incur substantial additional stock-based compensation expense and the ownership of our existing stockholders would be further diluted.

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
If we are not able to maintain, enhance, and protect our brand, our business, financial condition, and results of operations may be harmed.
We believe that maintaining, enhancing, and protecting our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. The successful promotion and protection of our brand depends on a number of factors, including our and our channel partners’ marketing efforts, our ability to continue to develop high-quality solutions, our ability to successfully differentiate our Applications from those of competitors, and our ability to obtain and maintain intellectual property and other protections related to our brand. In addition, independent industry analysts provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our Connected Operations Platform in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be harmed.
The promotion of our brand requires us to make substantial expenditures, and we anticipate the expenditures will increase as our market becomes more competitive, as we expand into new markets, and as more sales are generated through our channel partners. Our brand promotion activities may not generate customer awareness or yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incur in building our brand. If we do not successfully maintain and enhance our brand, our business may not grow, we may have reduced pricing power relative to competitors, and we could lose customers or fail to attract potential customers, any of which would harm our business, financial condition, and results of operations.
Issues and uncertainty in the development, deployment, and use of AI in our solution, organization, and by our customers may subject us to liability and may harm our reputation and operating results.
We are increasingly innovating and expanding offerings on our Connected Operations Platform by integrating AI into our technology and systems. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Our, or our vendors’, use of AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information and could lead to new potential cyberattack methods for third parties or be used to increase the frequency or intensity of cyberattacks. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by relevant courts or other laws or regulations, and the use of third-party AI technologies in connection with our solution and operations may result in exposure to claims of copyright infringement or other intellectual property misappropriation, or a reduced ability to protect our intellectual property. We may choose to invest in the development and maintenance of proprietary data sets and training models and the development of appropriate protections, safeguards, and policies for handling the processing of data, including transparency of customer data extraction and usage in training models, with our AI features, which may be costly and subject us to legal liability.
Some AI scenarios may also present ethical issues. If we enable or offer AI features that are controversial because of their perceived or real impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

Additionally, jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. Government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution. For example, the European Union Artificial Intelligence Act (“EU AI Act”) imposes a series of legal and technical obligations and restrictions on companies’ use, and development of, AI with varying enforcement dates. Under the EU AI Act, fines can reach up to the greater of €35 million and 7% of global annual turnover. Other countries, including the United States, have begun considering and implementing AI regulations. For example, the Federal Trade Commission (“FTC”) adopted streamlined procedures for AI-related investigations in November 2023; and several bills involving AI have been introduced in Congress. Several states, such as Colorado, have also passed legislation or established study commissions regulating, or that could lead to the regulation of, the development and use of AI at the state level.
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
We typically provide service-level commitments under our subscription agreements. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or face subscription termination with prorated refunds of prepaid amounts, which would lower our revenue and harm our reputation, business, financial condition, and results of operations.
Our subscription agreements typically contain service-level commitments, and our agreements with larger customers may carry higher service-level commitments than those provided to customers generally. If we are unable to meet the stated service-level commitments, including failure to meet the uptime, response time, and resolution time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits or other remedies, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations and a reduction in renewals, which could significantly affect both our current and future revenue. We offer multiple tiers of subscriptions to our solution and, as such, our service-level commitments will increase if more customers choose higher tier subscriptions. Although our historical service credits have not been significant, any future service-level failures could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Platform could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
Our Connected Operations Platform is inherently complex and, despite extensive testing and quality control, has in the past contained and may in the future contain defects or errors, especially when features and Applications are in testing phases, first introduced, or not performing as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, loss of applicable regulatory certifications, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our solution because a failure or defect in our solution could have a significant impact on their business or employees, including leading to noncompliance with applicable regulations, serious bodily injury, or death. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use some of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we will be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct device bugs or to implement proactive firmware updates to our IoT devices, we have often implemented over-the-air firmware updates to devices that are deployed in the field. If such updates do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update, or our failure to adequately develop and deploy updated technology, may cause performance or security issues or disable certain devices in the field, as has occurred in the past. Such an error could require us to fix or replace such devices and may harm our relationship with the impacted customer or customers. Fixing or replacing such devices is costly and would have an adverse impact on our results of operations.
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
In addition, our insurance against liability may not be adequate to cover a potential claim and may be subject to exclusions, including the possibility that the insurer will deny coverage as to any future claim or exclude from our coverage such claims in policy renewals. The denial of our claims by our insurers or the successful assertion of claims by others against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition, results of operations, and reputation. Further, there are no assurances that adequate product liability insurance will continue to be available to us in the future on commercially reasonable terms or at all.

Challenges in implementation or incorrect use of, or failure to update, our solution could result in customer dissatisfaction and negatively affect our business and growth prospects.
Our solution is often operated in large scale, distributed IT environments, including across a wide array of IoT devices and connected assets. Implementing our solution in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of cloud-based platforms such as ours. On occasion, some of our customers and partners have encountered challenges in implementing our solution, leading them to require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. If our solution is not implemented, used, or updated appropriately, then inadequate performance, exposure of customer data and/or security vulnerabilities can result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation or use of, or failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction, negative publicity and litigation, which may adversely affect our reputation and brand. Failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers, decreased subscriptions by new customers, and returns or customer concessions, which would adversely affect our business and growth prospects.
We may be subject to product liability, warranty, and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
We are subject to the risk of product liability and warranty claims if our Connected Operations Platform and our IoT devices actually or allegedly fail to perform as expected or result, or are alleged to result, in bodily injury and/or property damage. Certain technologies incorporated in our IoT devices, such as lithium batteries, behavior detection, in-cab audio alerts, and immobilizing technologies, may increase the risk profile of such devices. While we maintain what we believe to be reasonable insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, we generally provide our customers a hardware warranty for the entire term of their subscription to our Connected Operations Platform. If any of our IoT devices are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such devices or customer claims against us. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our solution, or a refund of customer expenses, could exceed our historical experience and have a material adverse effect on our business, financial condition, and results of operations.
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
Our current and future international business and operations involve a variety of risks, including:
•challenges in recruiting, training, and retaining qualified employees, particularly in markets where we have not historically operated;
•slower than anticipated availability and adoption of our solution, or of cloud technologies in general, by existing or potential customers in our target geographies;
•changes in a specific country’s or region’s political or legal and regulatory environment, including the impact of elections and other governmental changes, political instability, and political disputes;
•the economic environment or conditions in each country or region in which we operate;
•disruptions from human-caused or natural disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events (including the conflict between Russia and Ukraine, the conflict in the Middle East, or increasing tensions between China and Taiwan) and security issues (including terrorist attacks, armed hostilities, and political conflicts), labor or trade disputes, tariff and trade policy changes contemplated and implemented by the U.S. government (including export quotas, custom duties, or other trade restrictions), and similar events;

•the need to adapt and localize our solution and go-to-market practices for specific countries;
•greater difficulty collecting accounts receivable, longer sales and payment cycles, and different pricing environments;
•new, evolving, potentially inconsistent, and often more stringent regulations relating to privacy, data protection and cybersecurity, and the unauthorized use of, or access to, commercial, biometric, and/or personal information, particularly in Europe and across the United States;
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
•currency exchange rate fluctuations and the resulting effect on our financial results and operating metrics, such as revenue, ARR, and expenses, and the cost and risk of entering into hedging transactions if we choose to do so in the future;
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
In addition, despite our precautions, it may be possible for unauthorized third parties to copy our solution, use information that we regard as proprietary to create offerings that compete with ours, or infringe upon or misappropriate our intellectual property. Some of our competitors have engaged in, and may in the future engage in, business practices that we consider to be unlawful. For example, in January 2024, we filed a lawsuit against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. In February 2024, we also filed a complaint with the International Trade Commission, seeking an import ban on Motive’s products. In November 2024, we filed an additional lawsuit against Motive alleging that they have misappropriated our trade secrets. Responding to these and similar misconduct may be costly and time-consuming and may distract management from other business priorities. There is also no guarantee that third parties will abide by the terms of our agreements or that we will be able to adequately enforce our contractual rights. We may also be unable to prevent third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights, thereby impeding our ability to build brand identity and possibly leading to potential confusion in the market and damage to our reputation and business.
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
In addition, given the costs, effort, risks, and downsides of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business. Further, any patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

Confidentiality agreements with employees and others may not adequately protect our intellectual property rights and proprietary technology or prevent the disclosure of trade secrets.
To protect our trade secrets, confidential information and distribution of our proprietary information, we generally enter into confidentiality, non-compete, proprietary, and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties, including our potential and actual customers, users, joint-design manufacturers, third-party vendors, service providers and channel, integration, or other partners. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. No assurance can be given that these agreements will be effective in controlling access to trade secrets, confidential information and distribution of our proprietary information, especially in certain U.S. states and non-U.S. jurisdictions that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solution. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.
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
Third parties have claimed and may in the future claim that our operations and Applications infringe their intellectual property rights, and such claims have resulted and may result in legal claims against our customers, our channel, integration, or other partners, and us. These claims, as well as claims that we may bring against other parties, may damage our brand and reputation, harm our customer and channel partner relationships, and result in liability for us. We expect the number of such claims will increase as the number of Applications and the level of competition in our market grows, the functionality of our solution overlaps with that of other products and services, and the volume of issued patents and patent applications continues to increase. For example, in January 2024, we filed a lawsuit against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. Motive responded by filing a copycat complaint alleging that Samsara has engaged in patent infringement, false advertising, and trade secret misappropriation, among other things. Motive is currently seeking unspecified damages and an injunction. In November 2024, we filed an additional lawsuit against Motive alleging that they have misappropriated our trade secrets. The scope and outcome of these litigation matters are uncertain. Responding to these matters and similar matters may be costly and time-consuming and may distract management from other business priorities. We have agreed in certain customer and channel or other partner contracts to indemnify customers and channel or other partners, and have accepted tenders for indemnification from certain of such customers, for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our solution. To the extent that any claim arises as a result of third-party technology we use in our solution, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

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
Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers and channel partners for liabilities they incur as a result of such claims. These claims could also result in our having to stop importing, making, offering to sell, selling, or using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our solution. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our solution and may be unable to compete effectively. Any of these results would adversely affect our business, financial condition, and results of operations.
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
Our use of open source software could negatively affect our ability to sell subscriptions to our Connected Operations Platform and subject us to possible litigation.
Our Connected Operations Platform, Applications, and device endpoints incorporate open source software, and we expect to continue to incorporate open source software in the future. Many licenses applicable to open source software have not been interpreted by courts, and there is a risk that any open source licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solution or other products we may develop in the future. We cannot be certain that developers will comply with our review processes or not incorporate software code made available under certain open source licenses into our proprietary code base.

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
If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained the open source software, or required to comply with onerous conditions or restrictions on these products, which could disrupt the distribution and sale of these products. In addition, there have been claims challenging the ownership rights in open source software against companies that incorporate open source software into their products, and the licensors of such open source software provide no warranties or indemnities with respect to such claims. Moreover, we cannot assure you that our processes for controlling our use of open source software in our solution will be effective. Third parties may also change their open source offerings to commercial products. In any of these events, we, our customers, and our channel or other partners could be required to seek licenses from third parties in order to continue offering our solution, to re-engineer our solution, or to discontinue the sale of subscriptions to our solution in the event re-engineering cannot be accomplished on a timely basis. We, our customers, and our channel or other partners may also be subject to suits by parties claiming infringement, misappropriation, or violation due to the reliance by our solution on certain open source software, and such litigation could be costly for us to defend or subject us to an injunction.
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
Our agreements with customers, channel or other partners, and other third parties have in some cases included indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, misappropriation or violation, damages caused by us or subcontractors or partners to property or persons, or other liabilities relating to or arising from our solution or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Pursuant to certain agreements, we do not have a cap on our liability, and any payments under such agreements would harm our business, financial condition, and results of operations. Although we normally contractually limit our liability with respect to some of these indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer or channel partner with respect to such obligations could have adverse effects on our relationship with that customer or channel partner and other existing customers, new customers, and channel partners and harm our business and results of operations.
We rely on the availability of licenses to third-party technology that may be difficult to replace or that may cause errors or delay implementation of our solution should we not be able to continue or obtain a commercially reasonable license to such technology.
Our Connected Operations Platform, Applications, and devices rely on software or other intellectual property licensed from third parties. It may be necessary in the future to renew licenses relating to various aspects of these solutions or to seek new licenses for existing or new Applications. There can be no assurance that the necessary licenses would be available on commercially acceptable terms, if at all. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of contractual commitments, or they may choose not to renew their licenses with us. In addition, we may be subject to liability if third-party software that we license is found to infringe, misappropriate, or otherwise violate intellectual property or privacy rights of others. The loss of, or inability to obtain, certain third-party licenses or other rights, the inability to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could result in product roll-backs or delays in product releases until equivalent technology can be identified, licensed or developed, if at all, and integrated into our solution, and it may have a material adverse effect on our business, financial condition, and results of operations. Moreover, the use by our solution of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to differentiate our solution from products of our competitors and could inhibit our ability to provide the current level of service to existing or prospective customers.

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
Our solution is subject to a wide variety of laws and regulations in the United States and other jurisdictions, and may become subject to additional laws and regulations, and we devote considerable resources to the analysis of their applicability to our solution and its compliance with applicable laws and regulations. Failure to comply with applicable laws and regulations could require us to incur significant compliance, research and development, and other costs, penalties, and fines; adversely impact our business reputation and customer relationships; and otherwise adversely affect or make impossible our ability to produce, market, and sell subscriptions to our solution. For example, some of our IoT devices are required to obtain product certifications in certain jurisdictions, and failure to comply with those requirements would prevent or limit our ability to operate in those jurisdictions. The United States and other countries have enacted regulations related to ELDs and HOS or similar requirements, and some of our customers use our solution to comply with such regulations. Failure to comply ourselves, to enable such compliance by our customers, or to obtain and maintain any required certifications would prevent current and potential customers from using our solution for such compliance purposes and would have an adverse impact on our ability to renew and sell subscriptions to our solution, our business reputation, and our customer relationships. For example, in the United States, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the FMCSA and similar regulations in other countries in which they are used. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop, and sell subscriptions to our solution will continue to be subject to these rules and regulations, as well as many other federal, state, local, and foreign rules and regulations, for the foreseeable future. For example, from time to time, we have received and expect to continue to receive inquiries from FMCSA relating to our self-certified ELD Application in the United States. These inquiries could put our self-certification of our ELD Application at risk or require changes to our ELD functionality that could make our ELD Application less desirable to existing and potential customers. Further, as another example, on January 1, 2023, Canada began enforcement of its ELD technical standard, mandating that motor carriers and drivers subject to HOS requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body. We have obtained certification for all of our ELD models in Canada. However, failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD Application for compliance purposes in Canada and could negatively impact the reputation and goodwill of our ELD offering in the United States. Furthermore, our solution may transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other regulatory bodies.
In addition, our Connected Operations Platform may become subject to independent industry standards or similar customer requirements. The implementation of unfavorable regulations, industry standards, or similar customer requirements, or unfavorable interpretations of existing regulations by courts or regulatory bodies, could require us to incur significant compliance costs, cause the development of our solution to become impractical, or otherwise adversely affect our ability to produce, market, and sell subscriptions to our solution. The adoption of new industry standards or similar customer requirements applicable to our solution may require us to engage in rapid product development efforts that would cause us to incur higher expenses than we anticipated. In some circumstances, we may not be able to comply with such standards or requirements, which could materially and adversely affect our ability to generate revenues through the sale of subscriptions to our solution.

Reductions in regulation of our customers’ physical operations may adversely impact demand for our solution by reducing the necessity for, or desirability of, certain of our Applications.
Regulatory compliance and reporting are driven by legislation, regulatory requirements, and related guidance, which are often subject to change from regulatory authorities in nearly every jurisdiction globally. With respect to our Applications that are used for customers’ compliance purposes, changes in underlying regulations may reduce or eliminate our customers’ continued demand for Applications that address those regulations. For example, in the United States, fleet operators face numerous complex regulatory requirements, including, among others, electronic logging requirements; compliance, safety, and accountability driver safety scoring; limitations on HOS; and compliance and fuel tax and emissions reporting. If these regulatory requirements were reduced or eliminated, our Applications for the fleet use case would have reduced utility to our customers. Accordingly, the reduction in regulation of markets addressed by our Applications could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws, regulations, executive orders, and directives applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business, financial condition, and results of operations.
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, covering topics including privacy and data protection, telecommunications, intellectual property, employment and labor, workplace safety, the environment, consumer protection, governmental trade sanctions, import and export controls, anti-corruption and anti-bribery, securities, competition, and tax. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws, regulations, executive orders, directives, and enforcement priorities impose added costs on our business. Actual or perceived noncompliance with applicable regulations or requirements could subject us to:
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

We are subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and cybersecurity. Any actual or perceived failure to comply with such obligations could harm our business.
We receive, collect, store, process, transfer, and use personal information and other data relating to users of our solution, our employees and contractors, and other persons. For example, one of our Applications collects video of the worksites of our customers, and certain of our Applications interact with facial recognition data, which is subject to heightened sensitivity and regulation. An example of that heightened sensitivity is the May 18, 2023 U.S. FTC policy statement regarding biometric information, which identifies numerous risks the FTC considers key, outlines relevant practices the FTC plans to scrutinize, and affirms the FTC’s commitment to addressing deceptive and unfair practices involving the collection and use of biometric information. We have legal and contractual obligations regarding the protection of confidentiality and appropriate use of certain data, including biometric information and other personal information. We are subject to numerous federal, state, local, foreign, and international laws, directives, and regulations regarding privacy, data protection, and cybersecurity and the collection, storing, sharing, use, processing, transfer, disclosure, retention, and protection of personal information and other data, the scope of which are changing, subject to differing interpretations, and may be inconsistent across jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection, and cybersecurity. We strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and cybersecurity to the extent possible. However, the regulatory framework for privacy, data protection, and cybersecurity worldwide is, and is likely to remain for the foreseeable future, uncertain and complex, and it is possible that these or other actual or alleged obligations may be interpreted and applied in a manner that we do not anticipate or that is inconsistent from one jurisdiction to another and may conflict with other legal obligations or our practices. Further, any significant change to applicable laws, regulations or industry practices regarding the collection, use, retention, security or disclosure of data, or their interpretation, or any changes regarding the manner in which the approval, authorization, agreement, and/or consent of users or other data subjects for the collection, use, retention, or disclosure of such data must be obtained or complied with, could increase our costs and require us to modify our Applications, possibly in a material manner, which we may be unable to complete, and may limit our ability to store and process user data or develop new Applications and features.

We also expect that there will continue to be new laws, regulations, executive orders, directives, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the General Data Protection Regulation (“GDPR”), which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to “third countries” that have not been found to provide adequate protection to such personal data, including the United States, Mexico, Colombia, Taiwan, and India. We have undertaken certain efforts to conform transfers of personal data subject to the GDPR from the European Economic Area (“EEA”) to the United States and other relevant jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of SCCs approved by the European Commission; however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. For example, in the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs that are required to be implemented where appropriate. The European Commission subsequently adopted an adequacy decision that also covers transfers of personal data to the United States under an alternative mechanism called the EU-U.S. Data Privacy Framework. The EU-U.S. Data Privacy Framework is the successor to the EU-U.S. Privacy Shield and allows participating entities to transfer personal data to the United States. As we continued to participate in Privacy Shield, we transitioned automatically to the EU-U.S. Data Privacy Framework, as well as a UK Extension to the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Framework, which are designed to allow personal data transfers from the United Kingdom and Switzerland, respectively, to the United States. The Swiss-U.S. Data Privacy Framework was granted an adequacy decision from Switzerland’s Federal Data Protection and Information Commissioner that became effective on September 15, 2024. There is no guarantee that any of these frameworks will survive any legal challenges and therefore, in light of this uncertainty, we will need to continue monitoring and taking appropriate steps to mitigate the impact on us with respect to the transfers of relevant personal data outside of the EEA, United Kingdom, and Switzerland. The United Kingdom has enacted the UK Data Protection Act (“UK DPA”) and UK GDPR, which substantially implement the GDPR and provide for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted, in addition to the UK Extension to the EU-U.S. Data Privacy Framework, new data transfer mechanisms (namely, the UK International Data Transfer Agreement and the UK international data transfer addendum to the SCCs) addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented as necessary. While the EU has deemed the United Kingdom to be an “adequate country” to which personal data could be exported from the EEA, this decision is required to be renewed after four years of being in effect and may be modified, revoked, or challenged in the interim. The United Kingdom has also introduced legislation that would provide for significant modifications to its data protection regime. It is unclear how United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the United Kingdom will be regulated. Further, some jurisdictions and/or particular sectors also are considering or have enacted regulations or standards requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
In light of these and other developments, we may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing personal data on our behalf or localize certain personal data, and we may be required to implement additional contractual and technical safeguards for the lawful transfer of personal data. We may be unsuccessful in maintaining legitimate means for our transfer and receipt of personal data from the relevant countries and/or geographic areas (e.g., the EEA, Switzerland, and the United Kingdom), and may experience hesitancy, reluctance, or refusal by customers to use our solution due to the potential risk exposure to such customers as a result of sentiment, e.g., within the EEA, Switzerland, and the United Kingdom regarding international data transfers and data protection obligations imposed on them. Failure to comply with the relevant laws and regulations like the GDPR could result in penalties for noncompliance (including possible fines e.g., up to the greater of €20 million and 4% of our global annual turnover for the preceding financial year for the most serious violations under the GDPR, as well as the right to compensation for financial or non-financial damages claimed by individuals under Article 82 of the GDPR).
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

Various United States privacy laws are potentially relevant to our business, including the Federal Trade Commission Act, Controlling the Assault of Non-Solicited Pornography and Marketing Act, and the Telephone Consumer Protection Act. Any actual or perceived failure to comply with these United States privacy laws could result in a costly investigation or other proceedings by regulatory authorities or litigation by governmental authorities or private parties, each of which may result in potentially significant liability, loss of trust by our customers, and a material and adverse impact on our reputation and business.
Additionally, in June 2018, California passed the California Consumer Privacy Act (“CCPA”), which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA requires that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CPRA, which amended the CCPA, was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states have implemented, or are considering implementing, their own versions of privacy legislation. The U.S. federal government also is contemplating federal privacy legislation. These laws and other evolving legislation may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Numerous differing state privacy and cybersecurity requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because our solution employs technology that may be perceived as subject to these laws, we and our customers have been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.
Any failure or perceived failure by us to comply with our posted privacy policies, our obligations to users or other third parties, or any other contractual or legal obligations, regulatory requirements, or other actual or asserted obligations relating to privacy, data protection, or cybersecurity, may result in governmental investigations or enforcement actions, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, other obligations, and policies that are applicable to the businesses of our users may limit the adoption and use of, and reduce the overall demand for, our solution. Additionally, if third parties we work with violate applicable laws, regulations, or contractual obligations, such violations may put our users’ data at risk, could result in governmental investigations or enforcement actions, fines, litigation, claims, or public statements against us by consumer advocacy groups or others and could result in significant liability, cause our users to lose trust in us, and otherwise materially and adversely affect our reputation and business. Further, public scrutiny of, or complaints about, technology companies or their data handling or data protection practices, even if unrelated to our business, industry or operations, may lead to increased scrutiny of technology companies, including us, and may cause government agencies to enact additional regulatory requirements, or to modify their enforcement or investigation activities, which may increase our costs and risks.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Despite our efforts, we may not be able to obtain the requisite certifications, establish the appropriate relationships with desired or required resellers, cooperative purchasing programs, contracting vehicles, channel partners, or other partners, or otherwise meet particular requirements to sell to certain government entities, and government certification or other requirements for products like ours may change, thereby restricting our ability to sell to the U.S. federal government, state and local governments, education entities, or non-U.S. government sectors until we have attained the appropriate certification or otherwise met their particular requirements. Government demand and payment for our solution may be affected by public sector budgetary cycles, election cycles, funding authorizations, and shutdowns, with funding reductions or delays adversely affecting public sector demand for our solution. For example, globally, we have seen political volatility increase, with rapid changes in governments and increased partisanship affecting many aspects of government, including the ability to approve budgets and make commitments. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. Additionally, any actual or perceived privacy, data protection, or cybersecurity incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our solution.
Some government entities have statutory, contractual, or other legal rights to terminate contracts with us or our resellers, cooperative purchasing programs, contracting vehicles, channel partners, or other partners for convenience, for lack of appropriation of funds, due to a default or failure to meet particular requirements, or due to other contractual or legal rights, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors, and any unfavorable audit could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws, regulations, policies, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.
As a government contractor, we must comply with laws, regulations, policies, contractual provisions, and other requirements relating to the formation, administration, and performance of government contracts and their inclusion in government contract vehicles, which affect how we and our partners do business with government agencies. As a result of actual or perceived noncompliance with government contracting laws, regulations, policies, contractual provisions, or other requirements, we may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling subscriptions to our solution to our government customers. These laws, regulations, and policies may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners, penalties, and termination of contracts and suspension or debarment from contracting with government agencies for a period of time. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could materially and adversely impact our business, results of operations, financial condition, public perception, and growth prospects.

We are required to comply with governmental export control, economic sanctions, and import laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, financial condition, and results of operations.
Exports, reexports and certain transfers of our solution, including the underlying technology and source code and products, may be subject to governmental export control and economic sanctions laws and regulations, including those of the United States and EU. U.S. export control laws and regulations and economic sanctions include various restrictions and license requirements, including prohibiting the shipment of certain products, technology, software, and services to countries, governments, and persons embargoed or sanctioned by the United States. Complying with export control, economic sanctions, and import laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform, solution, services, technology, and software from being exported, reexported, or transferred in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export privileges.
Additionally, the export control laws and regulations impose licensing, filing, and reporting requirements on encryption and products, technologies, and software that incorporate or use certain encryption. We incorporate encryption technology into certain of our products and our products, software, and technology may require export authorization including by license, a license exception, or other appropriate government authorization for export, reexport, or transfer outside of the United States. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our solution or could limit our customers’ ability to implement our solution in those countries. We cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our solution and services despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain any required import or export approval for our solution, technology, software, services, or platform, could harm our international sales and adversely affect our results of operations.
Further, if our channel or other partners fail to obtain any appropriate import, export, or reexport licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”). For example, the United States has imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies and adopted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. If we were to identify a need to obtain export approval for any such transaction, it could adversely affect our operations. Changes in our platform, solution, services, technology, and software or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell subscriptions to our platform to, existing or potential customers with international operations. Any decreased use of our platform, solution, services, technology, and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.

Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production, marketing, and selling of our products in certain jurisdictions may subject us to environmental regulations, requiring registration, reporting, labeling, disclosure, or limiting or eliminating the use of certain substances or components in our products or packaging. In addition, certain states and countries may pass new regulations requiring our solution to meet certain requirements to use environmentally-friendly components in our products and packaging. For example, the EU has issued directives relating to chemical substances in electronic products. One directive is the Waste Electrical and Electronic Equipment Directive, which makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment, and disposal of equipment placed in the EU market. Another directive is the Restriction of Hazardous Substances Directive, which bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the EU. In the future, various countries, including the United States or state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with our IoT devices, we may face regulatory fines and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose whether our products contain conflict minerals as defined under these provisions. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our IoT devices. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting reasonable diligence procedures to determine the sources of minerals that may be used in or necessary for the production of our IoT devices and, if applicable, potential changes to IoT devices, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm or negative customer sentiment for not determining or asserting that each of our IoT devices contain only conflict-free minerals or if we are unable to alter our products, processes, or sources of supply to avoid materials not determined to be conflict-free.
We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors, or other third parties fail to adhere to their compliance obligations under our policies and applicable law.
We use a number of third parties to perform services or act on our behalf in areas like sales, network infrastructure, administration, research, and marketing. It may be the case that one or more of those third parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to those related to taxation, corruption, bribery, economic sanctions, and export/import controls. Despite our significant efforts in asserting and maintaining control of and compliance by these third parties, we may be held liable for third parties’ actions as if they were a direct employee of ours. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, financial condition, and results of operations.
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

We recognize subscription revenue from customers ratably over the term of their subscriptions. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in certain of our financial performance measures until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. Our subscription model also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the contract with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts. Accordingly, we may not generate sufficient revenue to maintain positive cash flow from operations or achieve our profitability targets.
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
•The payment terms in our customer contracts and the timing of payments to us made by our customers;
•The timing of payments to our vendors, suppliers, and other parties;
•The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development, and general and administrative resources;
•Network outages or performance degradation of our cloud service;
•Security breaches and incidents;
•General economic, industry, and market conditions, including global supply chain challenges, elevated inflation and interest rates, monetary policy changes, lower consumer confidence, and volatile equity markets;
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
•The amount and timing of equity awards and the related expenses;
•The results of recent presidential and congressional elections in the United States, particularly trade protection measures (such as tariffs and duties) and import or export licensing requirements;
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
•The impact of the Russia-Ukraine conflict, the conflict in the Middle East, geopolitical tensions involving China, and related macroeconomic events on our and our customers’ and partners’ respective operations;
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
We have experienced, and expect to continue to experience in the future, seasonality in our business, including with respect to the timing of our bookings, expenses, and cash flows, which has affected and may in the future affect our operating results and financial condition. For example, we believe that the bookings-related seasonality we experience is in part due to our customers’ procurement cycles, as many customers look to spend the unused portions of their budgets prior to the end of their fiscal years, as well as the timing and structure of our internal sales incentive and compensation programs. As a result, we have historically seen higher demand for our solution in the fourth fiscal quarter of the year. We expect that this seasonality will continue to affect our results of operations in the future and might become more pronounced as we continue to target larger enterprise customers.
If we are unable to achieve and sustain a level of liquidity sufficient to support our operations and fulfill our obligations, our business, financial condition, and results of operations could be adversely affected.
We actively monitor and manage our cash, cash equivalents, and marketable debt securities so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and strategic initiatives and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our research and development or sales and marketing efforts, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, financial condition, and results of operations.

We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business and financial condition.
In order to support our growth and respond to business opportunities and challenges, such as developing new Applications or enhancing existing Applications for our Connected Operations Platform to stay competitive, acquiring new technologies, expanding our sales and go-to-market activities, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our Class A common stock. If we obtain additional funds through debt financing, the terms of such indebtedness may involve restrictive covenants, making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business and financial condition may be adversely affected.
Our business is exposed to risks related to third-party financing of our customers’ subscriptions to our Connected Operations Platform.
Some of our customers have relied, and may in the future rely, on third parties to finance their purchase of subscriptions to our Connected Operations Platform. This need to arrange third-party credit may lengthen our sales cycles or otherwise lengthen the amount of time required to negotiate customer agreements. We occasionally provide customers seeking financing with contact information for lenders that are known to us through their financing of other customers’ subscriptions. These arrangements can create challenging dynamics for us when disputes arise between a customer and a lender to whom we have introduced a customer. In the event that financing is not available to those of our customers who require it, on commercially reasonable terms or at all, we could experience reduced sales, extended sales cycles, and increased churn. Any inability of a third-party financing company to make payments on a customer’s behalf would prevent us from collecting amounts due under the customer’s subscription agreement. In the event of a dispute between a customer and a lender, we could suffer reputational harm and damage to our relationships with customers and those that provide financing to our customers. The cost of financing may increase as a result of increases in interest rates. Developing and maintaining relationships with new third-party financing partners in the United States and abroad is challenging, and failure to effectively do so may adversely impact our customers’ purchasing decisions. The occurrence of any of these would adversely impact our business, financial condition, and results of operations.
Changes in our subscription or pricing models could adversely affect our business, financial condition, and results of operations.
Making pricing determinations requires significant judgment and assessment of multiple factors, particularly under economic conditions characterized by high inflation or in a recessionary or uncertain economic environment. As the market for our solution has evolved, we have changed our prices and pricing model from time to time and expect to continue to do so in the future. As we expand our offerings, as the markets for our solution mature, as competitors introduce new solutions or services that compete with ours, as we enter new international markets, and as macroeconomic conditions evolve, we may be unable to attract and retain customers at the prices or terms we set. If we do not optimally adjust pricing or our pricing model, our revenue and margins, as well as our ability to acquire and retain customers, may be negatively impacted.
The sales price we charge our customers may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new Applications and features, removal of or changes to Applications and features, changes in pricing models for existing Applications and access to our solution (including changes as to the timing of customers’ payments over the course of their subscriptions) or promotional programs. Our competitors, including new entrants to our market, may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide them for free. Any decrease in our pricing, without a corresponding decrease in costs or increase in sales volume, would adversely affect our overall profitability and results of operations.
We may also have difficulty determining the appropriate price structure for new or existing Applications. Regardless of the pricing model used, larger customers may demand higher price discounts than have been given in the past, or are given to other customers. As a result, we may be required to reduce our prices, offer shorter contract durations, or offer alternative pricing models. If we do not maintain our prices at levels that will allow us to achieve our profitability targets, our business, financial condition, and results of operations will be harmed.

We recognize certain revenue streams over the term of our subscription contracts. Consequently, downturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Connected Operations Platform, and potential changes in our pricing policies or rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Our subscription revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription term. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. In addition, a majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the contract with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied, and any such changes could adversely affect our tax liability. For example, in August 2022, the United States enacted the Inflation Reduction Act of 2022, which imposes a 15% minimum tax on the adjusted financial statement income of certain large corporations. Many countries in the EU, as well as a number of other countries and organizations such as the Organisation for Economic Cooperation and Development (the “OECD”), are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. As part of the OECD’s base erosion and profit shifting project, over 130 member jurisdictions of the OECD Inclusive Framework have joined the Two-Pillar Solution to Address the Tax Challenges of the Digitalisation of the Economy, which includes a reallocation of taxing rights among jurisdictions and a global minimum tax rate of 15%. If U.S. or other non-U.S. tax authorities change applicable tax laws, our overall tax liabilities could increase, and our business, financial condition, or results of operations may be adversely impacted.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our international customer contracts are denominated in currencies other than the U.S. dollar. For ARR, international customer contracts are translated into U.S. dollars using the currency exchange rate as of the effective date of the contract. Because our contract terms are typically several years, changes in currency exchange rates over the course of customers’ contract terms may have different impacts to the amount of revenue that we recognize from a customer or on the ARR we report from period to period, even in the absence of changes to that customer’s subscription, and therefore may also have different impacts to our revenue and ARR growth rates. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and partners are willing to pay in those countries and regions. Further, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher, which could have a negative impact on our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
As of February 1, 2025, we had U.S. federal net operating loss (“NOL”) carryforwards of $2,299.0 million and U.S. state NOL carryforwards of $2,959.0 million, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOL carryforwards, including with respect to the NOL carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Our NOL carryforwards may also be subject to limitations under state law. For example, California legislation enacted in June 2024 limits the use of state NOL carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOL carryforwards.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. For example, we have taken and may be required to take certain non-cash charges in connection with future rent expenses relating to premises we have vacated or intend to vacate, which could have an adverse impact on our results of operations for the period in which we recognize such charges. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, collectability of receivables, valuation of inventory, costs to obtain and fulfill a contract, accrued liabilities and contingencies, and income taxes.
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
Certain of our employees, executive officers, and directors have entered or may enter into Rule 10b5-1 trading plans providing for sales of shares of our Class A common stock from time to time. For example, from April 30, 2024 through February 1, 2025, our Chief Executive Officer and our Chief Technology Officer effectuated transactions involving the disposition of approximately 10.9 million shares to unaffiliated investors. Such sales of shares into the market could cause the market price of our Class A common stock to decline.

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
Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. Sales or distributions of substantial amounts of our Class A common stock in the public markets, or the perception that sales or distributions might occur, also could cause the trading price of our Class A common stock to decline and make it more difficult for investors to sell shares of our Class A common stock.
Our stock price may be volatile and may decline significantly and rapidly regardless of our operating performance, resulting in substantial losses for investors.
The market price of our Class A common stock may fluctuate significantly in response to numerous factors in addition to the ones described elsewhere in this “Risk Factors” section, many of which are beyond our control, including:
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
•sales or distributions of large blocks of our Class A common stock, including sales by our executive officers and directors or distributions by our early investors, as well as sales in connection with our RSU settlements to cover tax withholding and remittance obligations;
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
•short sales, hedging, and other derivative transactions involving our capital stock, and the publication of short seller and similar reports;
•general economic conditions, including economic slowdowns, the occurrence or expectation of recessions, financial distress caused by bank failures, elevated inflation and interest rates, and tightening of credit markets;

•other events or factors, including those resulting from geopolitical disputes (including but not limited to the ongoing conflict between Russia and Ukraine, the conflict in the Middle East, and geopolitical tensions involving China), public health crises, incidents of terrorism, or responses to any of these events; and
•the other factors described in this “Risk Factors” section and the section titled “Special Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.
The stock market experiences extreme price and volume fluctuations from time to time. The market prices of securities of companies, particularly technology companies, have experienced fluctuations that have often been unrelated or disproportionate to their results of operations. Market fluctuations could result in extreme volatility in the price of shares of our Class A common stock, which could cause a decline in the value of our common stock. Price volatility may be greater if the public float and trading volume of shares of our Class A common stock remain low, including as a result of the concentration of ownership of our outstanding common stock among our existing executive officers, directors, and principal stockholders. Furthermore, in the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business, financial condition, and results of operations. In addition, because we award RSUs to our employees as part of their total compensation package, and the value of those RSUs depends directly on our stock price, a sharp or prolonged decline in our stock price may make it more difficult for us to hire and retain our employees or may result in us granting more awards in the aggregate to hire and retain our employees.
The multi-class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock prior to the completion of our initial public offering.
Our Class B common stock has 10 votes per share, our Class A common stock, which is the stock we have listed on the New York Stock Exchange, has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B and Class A common stock, holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.
Future transfers by holders of shares of Class B common stock will generally result in those shares converting to Class A common stock, except for certain transfers permitted by our amended and restated certificate of incorporation, including (i) estate planning or other transfers among our co-founders and their family members, (ii) transfers to a bona fide trust primarily for the benefit of the transferor, such transferor’s family members, or a charitable organization, (iii) transfers to an investment retirement account, pension, profit sharing, stock bonus, or other type of plan where dispositive power and voting control with respect to the transferred shares of Class B common stock are retained by or granted solely to the transferor and/or permitted transferees, (iv) transfers to a corporation, partnership, or limited liability company in which the transferor and/or permitted transferees hold dispositive power and voting control, or (v) transfers to charitable organizations, foundations, or similar entities established, directly or indirectly, by a transferor in which the transferor and/or permitted transferees hold dispositive power and voting control. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those individual holders of Class B common stock who retain their shares in the long term.
Further, all shares of Class B common stock will be converted into shares of Class A common stock following the earliest to occur of (i) the date specified by the affirmative vote or consent of (a) the holders of a majority of the outstanding Class B common stock and (b) each of Mr. Biswas and Mr. Bicket to the extent he (together with his permitted assigns) then holds at least 25% of the Class B common stock held by him and his permitted assigns immediately prior to the completion of our initial public offering (“IPO”) and is not then deceased or disabled, (ii) nine months following the death or disability of the later to die or become disabled of Messrs. Biswas and Bicket, which period may be extended to 18 months upon the consent of a majority of the independent directors then in office, and (iii) such date fixed by our Board of Directors following the date that the total number of shares of Class B common stock held by Messrs. Biswas and Bicket (together with their permitted assigns) equals less than 25% of the Class B common stock held by them immediately prior to the completion of our IPO.
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
The holding of low-voting stock, such as our Class A common stock, may not be permitted by the investment policies of certain institutional investors or may be less attractive to the portfolio managers of certain institutional investors. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indices. Under those policies, our multi-class capital structure likely makes us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track such indices may not invest in our stock. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.
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
Our issuance of additional capital stock in connection with financings, acquisitions, investments, our equity incentive plans, or otherwise will dilute all other stockholders.
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
The trading market for our Class A common stock depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly or accurately publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly, and place significant strain on our personnel, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet these standards, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have hired additional employees and have engaged third-party consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional third-party consultants, which will increase our operating expenses.
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
We may be subject, from time to time, to legal and business challenges in the operation of our company due to actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies, and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism may lead to the perception of a change in the direction of the business or other instability and may affect our relationships with our end-customers, prospective and current employees, and others.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, stockholders, officers, or other employees to us or our stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws, or (iv) any action asserting a claim that is governed by the internal affairs doctrine shall be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court in Delaware or the federal district court for the District of Delaware), in all cases, subject to the court having jurisdiction over the claims at issue and the indispensable parties, provided that the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act.
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
We generate our revenue from selling subscriptions to our Connected Operations Platform to industries that depend on physical operations. These industries include transportation, construction, wholesale and retail trade, field services, logistics, manufacturing, utilities and energy, government, healthcare and education, food and beverage, and others. Given the concentration of our business activities in these industries and their susceptibility to disruption in times of economic uncertainty, we will be particularly exposed to certain economic uncertainty and downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including financial distress caused by bank failures, potential shutdowns of the United States federal government, component shortages and related supply chain challenges, geopolitical developments such as the conflict between Russia and Ukraine, the conflict in the Middle East, and geopolitical tensions involving China, elevated inflation rates and the responses by central banking authorities to control such inflation, and public health crises, among others. In addition, the results of the 2024 United States presidential and congressional elections have led to changes in economic conditions or economic uncertainties in the United States and globally. Any such changes or uncertainties, including in international trade relations, legislation and regulations (including those related to tariffs, taxation, and importation), enforcement priorities, or economic and monetary policies, could result in heightened diplomatic tensions or political and civil unrest, among other potential impacts, may have a material adverse effect on the global economy as a whole and/or our business, or may require us to significantly modify one or more of our current business practices. Other general business and economic conditions that could affect us and our customers include fluctuations in economic growth, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate.
Economic uncertainty and associated macroeconomic conditions make it extremely difficult for businesses to accurately forecast and plan future business activities, and have caused and may continue to cause businesses to cease or slow spending on IT products, which has also caused, and could continue to cause, delays in and lengthening of sales cycles. Furthermore, during uncertain economic times, our potential and existing customers have faced issues gaining timely access to sufficient credit on acceptable terms, which has from time to time resulted, and in the future may result, in an impairment of their willingness to purchase subscriptions to our solution or their ability to make timely payments to us. As a result, operational challenges and these volatile economic conditions have presented and may in the future present difficulties in our ability to timely collect accounts receivables from our customers due to their deteriorating financial condition. In addition, our existing customers may be acquired by or merged into other entities that use our competitors’ products, they may decide to terminate their relationships with us for other reasons, or they may declare bankruptcy or otherwise go out of business, each of which would have an adverse effect on our results of operations. Additionally, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers, which could adversely affect our business.
We have limited experience operating our business at the current scale under economic conditions characterized by high inflation or in a recessionary or uncertain economic environment. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially and adversely affected.
Our estimates of market opportunity and market share, and our forecasts of market growth may prove to be inaccurate.
Market opportunity and market share estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate or that may change due to macroeconomic conditions or other unexpected trends. Our estimates and forecasts relating to the size and expected growth of our target markets may prove to be inaccurate. Even if the markets in which we compete meet our size estimates and growth forecasts, we may not successfully penetrate these markets and our business could fail to grow at a similar pace, if at all.

Fluctuating expectations and attitudes towards environmental, social, and governance issues by shareholders, customers, regulators, and other stakeholders may impose additional risks and costs on our business.
Environmental, social, and governance (“ESG”) matters have become an area of heightened focus and debate among certain stakeholders, including investors, customers, employees, regulators, and the general public in the United States and abroad. In particular, companies face evolving rules, regulations, and expectations with respect to their practices, disclosures, and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives and collecting, measuring, and reporting ESG information and metrics can be costly, difficult, and time-consuming and are subject to evolving reporting standards, including climate and ESG-related disclosure requirements promulgated by the EU and the state of California, among others. These initiatives and related reporting requirements may present operational, reputational, financial, legal, and other risks, which could have a material impact on us.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and technologies that we believe could complement or expand our Connected Operations Platform, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or incur significant costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our solution, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges, or may impact our financial condition or results of operations, which could adversely affect the price of our Class A common stock. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial position, results of operations, costs, and financial flexibility.
Litigation could have a material adverse impact on our results of operations and financial condition.
From time to time, we have been subject to litigation, including the matters disclosed elsewhere in the Risk Factors section and in Note 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Where we have applicable insurance, it might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements), or at all. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation, or even the burdens of litigation or potential threat of liability, could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could materially adversely affect our results of operations and cash flows, harm our reputation, or otherwise negatively impact our business.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business and adversely affect results of operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, financial condition, and results of operations. For example, as a result of the COVID-19 pandemic and subsequent economic conditions, we have experienced an increase in the average length of sales cycles to onboard new customers, delays in new projects and purchasing decisions, and requests by some customers for contract renegotiations or extension of payment obligations, all of which have adversely affected, and could materially and adversely impact, our business, financial condition, and results of operations in future periods. In addition, the COVID-19 pandemic has disrupted the operations of certain of our customers and technology partners, including as a result of supply chain constraints or uncertainty in the financial markets, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, leading to an economic downturn, which could adversely affect demand for our solution, has led to some of our customers going through bankruptcy proceedings, has adversely affected our ability to collect payments from our customers and could harm our business and results of operations. Natural disasters, catastrophic events, and other events could lead to adverse effects on our business similar to what we experienced as a result of COVID-19. In addition, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our customers and partners or the economy as a whole.
In the event of a natural disaster, including a major earthquake, blizzard, flood, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, security breaches or incidents, and loss of critical data, all of which could have an adverse effect on our future results of operations. For example, our main corporate offices are located in California, a state that frequently experiences earthquakes and fires. Additionally, any natural disaster, power outage, connectivity issue, or other event could adversely affect the ability of our remote employees to work. All the aforementioned risks may be further increased if we do not implement an adequate disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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

To advance and demonstrate our commitment to data security and privacy, we have achieved four cybersecurity-related certifications under standards promulgated by the International Organization for Standardization (ISO). Additionally, we are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We regularly use the Cybersecurity Framework published by the National Institute of Standards and Technology–a framework of standards, guidelines, and best cybersecurity practices–to evaluate our security program and to plan improvement.
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
For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” including “Risk Factors—Risks Related to Our Business, Industry, and Operations: If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Platform may be perceived as not being secure or safe, our reputation may be harmed, and our business could be materially and adversely affected.” and elsewhere in this Annual Report on Form 10-K.
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
Item 2. Properties
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. As of February 1, 2025, our principal offices consisted of approximately 133,000 square feet of leased property in San Francisco, California. We also lease office space for our operations in various locations throughout the United States, as well as office space in a number of countries in Europe, North America, and Asia. All of our offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our foreseeable needs, and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
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
Holders of Record
Holders of our common stock as of February 1, 2025 were as follows:
•Class A common stock: 45 stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.
•Class B common stock: 35 stockholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to the definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC within 120 days of our fiscal year ended February 1, 2025.
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
The performance graph below compares (i) the cumulative total return on our Class A common stock from December 15, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through February 1, 2025 (the last day in our fiscal year 2025) with (ii) the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on December 15, 2021 and the reinvestment of dividends. The performance graph uses the closing market price on December 15, 2021 of $24.70 per share as the initial value of our Class A common stock. The comparisons on this performance graph are based upon historical data and are not necessarily indicative of, nor intended to forecast, future performance of our Class A common stock.

Comparison of Cumulative Total Return
250
200
150
100
50
-
12/15/2021
1/29/2022
4/30/2022
7/30/2022
10/29/2022
1/28/2023
4/29/2023
7/29/2023
10/28/2023
2/3/2024
5/4/2024
8/3/2024
11/2/2024
2/1/2025
Samsara Inc.
S&P 500 Index
S&P 500 Information Technology Index

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” or included elsewhere in this report. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal years 2025 and 2023 each consisted of 52 weeks, with the fourth quarter consisting of 13 weeks, and our fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks.
This section of our Annual Report on Form 10-K generally discusses our financial condition and results of operations for fiscal years 2025 and 2024, and year-to-year comparisons between fiscal years 2025 and 2024 in accordance with GAAP. A discussion of our financial condition and results of operations and our liquidity and capital resources for fiscal year 2023, and year-to-year comparisons between fiscal years 2024 and 2023 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 3, 2024 included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 26, 2024.
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Platform, which is an open platform that connects the people, devices, and systems of some of the world’s most complex operations, allowing them to develop actionable insights and improve their operations.
Our Connected Operations Platform consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Our differentiated, purpose-built suite of Applications enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We were founded in 2015 and have achieved significant growth since our inception. For the fiscal years ended February 1, 2025 and February 3, 2024, our revenue was $1,249.2 million and $937.4 million, respectively, representing year-over-year growth of 33%. Our net loss was $154.9 million and $286.7 million for the fiscal years ended February 1, 2025 and February 3, 2024, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Our Business Model
In each of the past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform, which today includes Applications for Video-Based Safety, Vehicle Telematics, Workforce Apps, Equipment Monitoring, and Site Visibility. A subscription to our Connected Operations Platform includes IoT data collection, which usually comes from a Samsara IoT device, such as an internet gateway, camera or sensor, or at times from a third-party solution; cellular connectivity for our IoT devices; access to our cloud Applications, application programming interfaces, and the Samsara App Marketplace; customer support; and warranty coverage. We generally price our subscriptions on a per asset, per application basis. For example, one vehicle using two Applications (Video-Based Safety and Vehicle Telematics) would count as two subscriptions.

Our Connected Operations Platform is designed to be a digital hub for our customers and a mission-critical part of their operations. Our criticality and integration into existing infrastructure is demonstrated by long contract lengths, which typically span an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. We recognize revenue from our subscriptions ratably over the term of the contract. We bill monthly, quarterly, semi-annually, annually, or in advance, depending on the specific terms of each contract.
Our go-to-market strategy is focused on landing new customers and expanding their adoption of our Connected Operations Platform. We primarily sell through a direct sales force, which focuses on landing and expanding large and mid-market customers with numerous physical assets. We also sell through resellers, which expands our reach and allows us to access certain customer channels more efficiently. Additionally, we offer self-service and low-touch inbound sales to attract a broad range of smaller customers onto our platform.
Our Customers
As our business has scaled, we have increasingly focused our sales efforts on larger customers. As of February 1, 2025, we had more than 20,000 customers, each representing $10,000 or more in ARR, or Core Customers, and approximately 93% of our ARR came from Core Customers. Our customer counts fluctuate from period to period, including due to customer mergers, acquisitions, consolidations, spin-offs, and other market activity. We have a very diverse customer base and no significant customer concentration, with no single customer accounting for more than 1% of our ARR as of February 1, 2025.
Our solution is used by businesses of varying sizes across a broad range of industries that depend on physical operations, including: transportation, construction, wholesale and retail trade, field services, logistics, manufacturing, utilities and energy, government, healthcare and education, food and beverage, and others. Our industry-agnostic approach and the horizontal applicability of our solution have enabled us to deploy our platform to a diverse set of industries.
We have extended our Applications over time to address the needs of our customers. We started with Applications for connected fleets, where we observed a large and underpenetrated market opportunity, and then expanded into connected equipment and connected sites, where we observed similar opportunities to improve operations around physical assets. As of February 1, 2025, over 80% of our Core Customers and 90% of our customers representing over $100,000 in ARR are using multiple Applications. We believe this demonstrates the flexibility of our solution and our ability to develop and grow new Applications.
Our key focus is multi-application adoption. Customers may land with large-scale, multi-application contracts, or land with one application within one division and expand their adoption over time. Regardless of how our customers land, we focus on expanding their usage of Connected Operations Platform and encourage full-scale rollouts across their geographies and divisions.
While our Connected Operations Platform is accessible to customers of all sizes and we have achieved rapid adoption over time, we are particularly focused on larger customers representing over $100,000 in ARR. As of February 1, 2025, approximately 55% of our ARR came from customers representing over $100,000 in ARR. These customers generally contribute higher revenue, land with multiple products, have higher retention rates, and demonstrate stronger unit economics. The number of our customers representing over $100,000 in ARR has increased over time from 1,848 as of February 3, 2024 to 2,506 customers as of February 1, 2025. Customers representing over $100,000 in ARR generally adopt more Applications than our overall customer base. For example, as of February 1, 2025, more than 90% of these large customers use two or more Applications and more than 60% use three or more Applications.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	February 1, 2025	February 3, 2024	January 28, 2023
ARR	$1,457,869	$1,101,981	$795,053
Customers > $100,000 ARR	2,506	1,848	1,237

ARR
We believe that ARR is a key indicator of the trajectory of our business performance, enables measurement of the progress of our business initiatives, and serves as an indicator of future growth. We define ARR as the annualized value of subscription contracts that have commenced revenue recognition as of the measurement date. ARR highlights trends that may be less visible from our financial statements due to ratable revenue recognition. ARR does not have a standardized meaning and is not necessarily comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and is not intended to be combined with or replace it. ARR is not a forecast, and the active contracts at the date used in calculating ARR may or may not be renewed. Our ARR has grown in each of the past two fiscal years, reflecting growth in new customers as well as expanded sales to existing customers. For all international customer contracts denominated in currencies other than the U.S. dollar, ARR is translated from local currency to U.S. dollar based on the currency exchange rate as of the effective date of the contract.
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
Factors Affecting Our Performance
Acquiring New Customers
We believe that we have a substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, and drive adoption of our Connected Operations Platform. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales and marketing efforts, macroeconomic factors and their impact on our customers’ businesses, and the success of our efforts to expand internationally.
Expanding Within Our Existing Customer Base
We believe that there is a significant opportunity to expand sales to existing customers following their initial adoption of our Connected Operations Platform. We expand within our customer base by selling more Applications and expanding existing Applications across geographies and divisions. Our ability to expand within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, macroeconomic factors, and changes in our customers’ spending levels.
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Platform and our ability to scale our headcount to grow our business. We continuously invest in adding new data types to our Connected Operations Platform and innovate with this growing data asset to introduce new Applications over time. Our performance is also impacted by our ability to scale our headcount across our business to support our growth. We have increased our headcount from 2,895 employees as of the last business day of the fiscal year ended February 3, 2024 to more than 3,500 full-time employees as of the last business day of the fiscal year ended February 1, 2025. We remain committed to investing in our sales and marketing capacity and our research and development organization, and to driving revenue growth globally.
Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, fluctuations in foreign currency exchange rates, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on IT products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, geopolitical tensions involving China, and the conflict in the Middle East, the outcome of political elections, new monetary, fiscal, and trade policies (including tariff policies and import and export restrictions), and the emergence of public health crises. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Risk Factors” for further discussion of the impacts of macroeconomic trends on our business.

Components of Results of Operations
Revenue
We provide access to our Connected Operations Platform through subscription arrangements, whereby the customer is charged a per-subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, IoT devices (which we also refer to as connected devices), and support services delivered over the term of the arrangement. Our subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. Our Connected Operations Platform and IoT devices are highly interdependent and interrelated, and represent a combined performance obligation within the context of the contract.
In each of our past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform. The remaining portion of our revenue not generated from subscriptions to our Connected Operations Platform is derived from the sale of replacement IoT devices, including gateways, sensors and cameras, related shipping and handling fees, and professional services.
Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, third-party cloud and cellular infrastructure costs, customer support costs, warranty costs, and employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
As our customers expand and increase the use of our Connected Operations Platform driven by additional IoT devices and Applications, our cost of revenue may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Platform and customer support and operations personnel as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting and cellular-related costs used in research and development, and costs associated with office facilities, IT-related expenses, and depreciation and amortization of property and equipment. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Platform. We capitalize the portion of our internal-use software development costs that meets the criteria for capitalization.
We expect our research and development expenses to generally increase in absolute dollars for the foreseeable future as we continue to invest in research and development efforts to enhance our Connected Operations Platform. Our research and development expenses have fluctuated in the past and may in the future fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
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
Legal Settlement
Legal settlement expenses consist of charges incurred to resolve legal proceedings.
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
In December 2021, the Organization for Economic Co-operation and Development introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. While the United States has not yet adopted the Pillar Two rules, various other international governments are enacting legislation which will apply to us beginning in fiscal year 2026. We do not currently expect to have a material impact from the Pillar Two legislation, but we expect to incur additional costs related to compliance with this legislation. We will continue to monitor United States and global legislative action related to Pillar Two for potential impacts.
Results of Operations
Comparison of the Fiscal Years Ended February 1, 2025 and February 3, 2024
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Revenue	$1,249,199	$937,385	$311,814	33%
Revenue increased by $311.8 million, or 33%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024, primarily due to an increase in customer count and increased purchases by existing customers of our subscription offerings, including subscriptions to additional Applications, partially offset by an extra week in our fiscal year 2024.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Cost of revenue	$298,321	$247,032	$51,289	21%
Gross profit	$950,878	$690,353
Gross margin	76%	74%
Cost of revenue increased by $51.3 million, or 21%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024, primarily due to $22.0 million of increased amortization of IoT device costs, $19.1 million of increased infrastructure costs associated with our product offerings, $7.9 million of increased employee-related costs, which included a $6.5 million increase in salaries and benefits and related employer taxes and a $1.4 million increase in stock-based compensation expense, $3.1 million of increased excess and obsolete inventory charges, and $2.2 million of increased amortization of internally-developed software, partially offset by $4.6 million of decreased warranty costs. The increases in amortization of IoT device costs and infrastructure costs were primarily due to increased sales volume year-over-year. The increase in cost of revenue was partially offset by an extra week in our fiscal year 2024.
Our gross margin increased to 76% for the fiscal year ended February 1, 2025 compared to 74% for the fiscal year ended February 3, 2024, mainly due to operational efficiencies in IoT device costs, direct labor costs, and warranty charges.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Research and development	$299,716	$258,581	$41,135	16%
Percentage of revenue	24%	28%
Research and development expense increased by $41.1 million, or 16%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024, primarily due to a $31.0 million increase in employee-related costs, which included a $20.5 million increase in salaries and benefits and related employer taxes and a $10.5 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. The increase in research and development expense was also due to a $5.2 million increase in software subscriptions, IT, hosting and cellular-related costs, a $2.8 million increase in expenses relating to contractor and other professional services, and a $1.5 million increase in prototyping expenses. The increase in research and development expense was partially offset by an extra week in our fiscal year 2024.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Sales and marketing	$601,648	$486,649	$114,999	24%
Percentage of revenue	48%	52%
Sales and marketing expense increased by $115.0 million, or 24%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024, primarily due to a $88.2 million increase in employee-related costs, which included a $69.4 million increase in salaries and benefits and related employer taxes, a $13.7 million increase in stock-based compensation expense, and a $5.1 million increase in sales commissions, primarily due to increased headcount to support our sales organization. The increase in sales and marketing expense was also due to a $10.0 million increase in travel-related costs and expenses relating to our customer visits, conferences, and other events, a $7.1 million increase in IT-related costs and software subscriptions, a $3.1 million increase in expenses relating to campaign marketing and brand awareness, a $2.8 million increase in expenses relating to professional services, and a $1.7 million increase in free trial expense. The increase in sales and marketing expense was partially offset by an extra week in our fiscal year 2024.

General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
General and administrative	$234,609	$195,043	$39,566	20%
Percentage of revenue	19%	21%
General and administrative expense increased by $39.6 million, or 20%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024, primarily due to a $28.0 million increase in employee-related costs, which included a $16.5 million increase in stock-based compensation expense and a $11.6 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. The increase in general and administrative expense was also due to a $14.7 million increase in expenses relating to professional services and a $2.2 million increase in software subscriptions, partially offset by a $4.1 million decrease in bad debt expense. The increase in general and administrative expense was partially offset by an extra week in our fiscal year 2024.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Lease modification, impairment, and related charges	$4,028	$4,762	$(734)	(15%)
Lease modification, impairment, and related charges decreased by $0.7 million, or 15%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024.

In the third quarter of fiscal year 2025, we executed a sublease for certain office space that resulted in a $3.6 million impairment to the related right-of-use (“ROU”) asset and fixed assets, which we recognized in lease modification, impairment, and related charges for the fiscal year ended February 1, 2025. Additionally, in the fourth quarter of fiscal year 2025, we incurred early termination fees on another leased office space, and as a result, we recognized $0.4 million in lease modification, impairment, and related charges for the fiscal year ended February 1, 2025.
In the third quarter of fiscal year 2024, we executed a sublease for certain office space that resulted in a $4.8 million impairment to the related ROU asset and fixed assets, which we recognized in lease modification, impairment, and related charges for the fiscal year ended February 3, 2024.
Legal Settlement
Legal settlement expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Legal settlement	$850	$68,665	$(67,815)	(99%)
Legal settlement expense decreased by $67.8 million for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024, primarily due to a $68.7 million settlement agreement reached with a landlord in January 2024, wherein we made a cash payment of $60.0 million and forgave an $8.7 million drawdown against a letter of credit made by the landlord in November 2021.

Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Interest income and other income, net	$39,559	$39,964	$(405)	(1%)
Interest income and other income, net, decreased by $0.4 million, or 1%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024. $2.8 million of this decrease was due to an increase in foreign currency losses and $1.9 million of this decrease was due to lower interest income earned on our cash balances as a result of a smaller average balance in our money market funds. These decreases were partially offset by a $4.1 million increase due to interest income earned on a larger investment base of our managed portfolio of marketable debt securities and the net accretion of discounts on these securities.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	February 1, 2025	February 3, 2024	Amount	%
Provision for income taxes	$4,493	$3,343	$1,150	34%
Effective tax rate	(3.0%)	(1.2%)
The provision for income taxes increased by $1.2 million, or 34%, for the fiscal year ended February 1, 2025 compared to the fiscal year ended February 3, 2024, primarily due to higher taxes related to our foreign jurisdictions.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared in accordance with GAAP, we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Non-GAAP gross profit	$966,227	$703,078	$479,355
Non-GAAP gross margin	77%	75%	73%
Non-GAAP income (loss) from operations	$113,552	$1,270	$(76,975)
Non-GAAP operating margin	9%	0%	(12%)
Non-GAAP net income (loss)	$148,618	$37,891	$(64,942)
Net cash provided by (used in) operating activities	$131,659	$(11,815)	$(103,021)
Free cash flow	$111,482	$(22,768)	$(136,261)
Free cash flow margin	9%	(2%)	(21%)
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

Expenses Excluded from Non-GAAP Performance Financial Measures
Stock-based compensation expense-related charges include the amortization of deferred stock-based compensation expense for capitalized software and employer taxes on employee equity transactions. Stock-based compensation expense is excluded because it is a non-cash expense and is dependent on our stock price, which is beyond our control. Further, because of varying available valuation methodologies and award types, we find it useful to exclude stock-based compensation expense in order to better understand our ongoing operational performance. Employer taxes on employee equity transactions, which are a cash expense, are excluded because such taxes are directly tied to the timing and size of employee equity transactions and the future fair market value of our common stock, which may vary from period to period independent of the operating performance of our business.
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

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Gross profit	$950,878	$690,353	$469,889
Add:
Stock-based compensation expense-related charges (1)	15,349	12,725	9,466
Non-GAAP gross profit	$966,227	$703,078	$479,355
GAAP gross margin	76%	74%	72%
Non-GAAP gross margin	77%	75%	73%
__________
(1)Stock-based compensation expense-related charges included approximately $1.0 million, $0.8 million, and $0.3 million of employer taxes on employee equity transactions for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

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

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Loss from operations	$(189,973)	$(323,347)	$(259,455)
Add:
Stock-based compensation expense-related charges (1)	298,647	251,190	181,424
Lease modification, impairment, and related charges	4,028	4,762	1,056
Legal settlement (2)	850	68,665	—
Non-GAAP income (loss) from operations	$113,552	$1,270	$(76,975)
GAAP operating margin	(15%)	(34%)	(40%)
Non-GAAP operating margin	9%	0%	(12%)
__________
(1)Stock-based compensation expense-related charges included approximately $18.6 million, $14.1 million, and $4.0 million of employer taxes on employee equity transactions for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
(2)In January 2025, we settled in principle a non-recurring litigation and recognized a one-time operating expense charge of $0.9 million for the fiscal year ended February 1, 2025. In January 2024, we settled non-recurring lease-related litigation and recognized a charge of $68.7 million for the fiscal year ended February 3, 2024. The settlement consisted of a $60.0 million cash payment and $8.7 million associated with the forgiveness of a previously drawn letter of credit.
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

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net loss	$(154,907)	$(286,726)	$(247,422)
Add:
Stock-based compensation expense-related charges	298,647	251,190	181,424
Lease modification, impairment, and related charges	4,028	4,762	1,056
Legal settlement	850	68,665	—
Non-GAAP net income (loss) (1)	$148,618	$37,891	$(64,942)
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

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Net cash provided by (used in) operating activities	$131,659	$(11,815)	$(103,021)
Purchases of property and equipment	(20,177)	(10,953)	(33,240)
Free cash flow (1)	$111,482	$(22,768)	$(136,261)
Net cash provided by (used in) operating activities margin	11%	(1%)	(16%)
Free cash flow margin (1)	9%	(2%)	(21%)
Net cash used in investing activities	$(66,621)	$(78,687)	$(631,848)
Net cash provided by financing activities	$27,101	$20,997	$14,212
__________
(1)Free cash flow includes the cash impact of non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances, and legal settlements (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Purchases of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$—	$(10,179)	$26,227
Legal settlement (3)	$—	$60,000	$—
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
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our IPO, which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,610.0 million as of February 1, 2025. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of February 1, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $977.5 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include personnel-related costs, third-party cloud and cellular infrastructure costs, sales and marketing expenses, overhead costs, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Platform.

Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solution, the timing and extent of spending necessary to support our efforts to develop our Connected Operations Platform and meet our performance obligations related to our Connected Operations Platform, the expansion of sales and marketing activities, and the impact of macroeconomic conditions on our and our customers’ and partners’ businesses. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Net cash provided by (used in) operating activities	$131,659	$(11,815)
Net cash used in investing activities	$(66,621)	$(78,687)
Net cash provided by financing activities	$27,101	$20,997
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenses, sales and marketing expenses, inventory and related connected device costs, third-party cloud and cellular infrastructure costs, and overhead expenses. Although we generated positive cash flows from operations in fiscal year 2025, we generated negative cash flows from operations in the preceding two fiscal years. We have supplemented working capital through net proceeds from the sale of equity securities.
Cash provided by (used in) operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, net accretion of discounts on marketable debt securities, lease modification, impairment, and related charges, non-cash legal settlement, and non-cash operating lease costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $131.7 million for the fiscal year ended February 1, 2025. This consisted of a net loss of $154.9 million, adjusted for non-cash charges of $288.5 million, and changes in our operating assets and liabilities of $2.0 million. The non-cash charges were primarily comprised of stock-based compensation expense of $277.9 million, depreciation and amortization of $20.6 million, and lease modification, impairment, and related charges of $3.5 million, partially offset by net accretion of discounts on marketable debt securities of $15.3 million. Changes in our operating assets and liabilities during the fiscal year ended February 1, 2025 reflect increased accounts receivable from customers, higher deferred commissions and connected device costs due to the growth of our business, and higher levels of inventories to meet anticipated demand requirements, partially offset by increases in deferred revenue due to the growth of our business and lower vendor payments during the fiscal year ended February 1, 2025.
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
Investing Activities
Cash used in investing activities was $66.6 million for the fiscal year ended February 1, 2025, which primarily consisted of $649.5 million of purchases of investments and $20.2 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $602.0 million of proceeds from maturities and redemptions of investments and $1.2 million of proceeds from sales of investments.

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
Financing Activities
Cash provided by financing activities was $27.1 million for the fiscal year ended February 1, 2025, which primarily consisted of $28.8 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $1.7 million in payments of principal on finance leases.
Cash provided by financing activities was $21.0 million for the fiscal year ended February 3, 2024, which primarily consisted of $23.2 million of proceeds from employee stock purchases under the 2021 ESPP and exercises of stock options, partially offset by $2.2 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of February 1, 2025. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Estimates
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
We offer subscriptions to access our Connected Operations Platform. Customers subscribe to one or more Applications on our Connected Operations Platform which includes data that is primarily provided by various proprietary connected device access points, including telematic sensors, gateways, and cameras. Our Connected Operations Platform and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period.

Determining whether the subscriptions to our Connected Operations Platform and the connected device access points are considered distinct performance obligations that should be accounted for separately or as a combined performance obligation requires significant judgment. We determined that the subscription and connected device access points fulfill a single promise to the customer because the Connected Operations Platform and connected devices are interdependent and interrelated to maintaining the intended utility of the subscription over the contractual term. In reaching this conclusion, we considered the context of the contract and the nature of our promise to provide the customer with actionable insights to manage their operations. Specifically, our connected devices, including the embedded proprietary firmware, are updated continuously by our Connected Operations Platform using AI and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, our Connected Operations Platform then utilizes this data to deliver actionable insights that are promised to our customers throughout the term of their subscription to Applications on the Connected Operations Platform. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer.
The combined performance obligation is satisfied over time, as we continually provide access to and fulfill our obligation to the customer over the subscription term. Accordingly, the fixed consideration related to the combined performance obligation is recognized on a straight-line basis over the contract term, beginning on the date that access to the Connected Operations Platform or specified application and connected device is provided.
Our subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriation cycles. Our subscription contracts typically transfer title to the connected device to the customer upon shipment and are invoiced monthly, quarterly, semi-annually, annually, or in advance.
Connected Device Costs
We capitalize connected device costs associated with subscription contracts as contract fulfillment costs where the connected device is not distinct from other undelivered obligations in the customer contract. These costs are directly related to customer contracts, are expected to be recoverable, and enhance the resources used to satisfy the undelivered performance obligations in those contracts. These contract fulfillment costs are amortized over a period of benefit of five years. Determining the period of benefit requires judgment for which we take into consideration the expected life of the connected device, the connected device’s warranty period, past experience with customers, the duration of our relationships with our customers, and other available information.
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
Interest Rate Risk
As of February 1, 2025, we had $977.5 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $18.2 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $6.3 million in the market value of our cash equivalents, and short-term and long-term investments as of February 1, 2025.
As of February 3, 2024, we had $823.8 million of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $5.3 million in the market value.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. The functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar or the Mexican peso. A substantial majority, but not all, of our sales are denominated in U.S. dollars. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States and the United Kingdom. Our consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our consolidated financial statements. For all international customer contracts denominated in currencies other than the U.S. dollar, certain of our operating metrics, including ARR, are translated from local currency to U.S. dollar based on the currency exchange rate as of the effective date of the contract.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Samsara Inc. and subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Revenue Recognition – Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The majority of the Company’s revenue is generated from contemporaneous sales of connected devices and subscriptions to the Company’s Connected Operations Platform (including access to the cloud-based application for data collection and analysis, support services delivered over the term of the arrangement, and warranty coverage). Management applies judgment in determining whether sales of connected devices and subscriptions to the Connected Operations Platform represent separate or combined performance obligations. Management has determined that they represent a combined performance obligation, as connected devices and the subscriptions to the Connected Operations Platform, individually, are not distinct within the context of customer contracts because they are highly interdependent and interrelated.
Given the significant judgment required by management in determining whether the connected devices and the related subscriptions to the Connected Operations Platform should be accounted for as a combined performance obligation, our associated audit procedures required a high degree of auditor judgment and an increased extent of effort. Accordingly, we considered the determination that the connected devices and related subscriptions to the Connected Operations Platform represent a combined performance obligation to be a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s conclusion that the connected devices and related subscriptions to the Connected Operations Platform should be accounted for as a combined performance obligation included the following, among others:
•We tested the effectiveness of internal controls over the Company’s assessment of whether the connected devices and related subscriptions to the Connected Operations Platform represent separate or combined performance obligations.
•We evaluated management’s analysis of its performance obligations, including their assessment of the nature, interdependency, and level of integration between the connected devices and Connected Operations Platform. This included, among other things, gaining a detailed understanding of the nature of the Company’s devices and the Connected Operations Platform, how they function, and how they are marketed to customers, and confirming our understanding with key individuals in the Company’s product function.
•For a sample of the Company’s revenue arrangements, we assessed the relationship between the number of devices shipped and the number of subscriptions granted to the Connected Operations Platform to determine whether such relationship provided supporting or contradictory evidence related to management’s conclusion that the connected devices and the Connected Operations Platform represent a combined performance obligation.
/s/ Deloitte & Touche LLP
San Francisco, California
March 25, 2025
We have served as the Company’s auditor since 2018.

SAMSARA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	February 1, 2025	February 3, 2024
Assets
Current assets:
Cash and cash equivalents	$227,576	$135,536
Short-term investments	467,222	412,126
Accounts receivable, net	234,016	161,829
Inventories	38,911	22,238
Connected device costs, current	119,323	104,008
Prepaid expenses and other current assets	58,106	51,221
Total current assets	1,145,154	886,958
Restricted cash	18,218	19,202
Long-term investments	282,652	276,166
Property and equipment, net	58,151	54,969
Operating lease right-of-use assets	64,864	81,974
Connected device costs, non-current	242,928	230,782
Deferred commissions	209,341	177,562
Other assets, non-current	2,994	7,232
Total assets	$2,024,302	$1,734,845
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$64,017	$46,281
Accrued expenses and other current liabilities	74,976	61,437
Accrued compensation and benefits	43,443	37,068
Deferred revenue, current	563,254	426,369
Operating lease liabilities, current	15,656	20,661
Total current liabilities	761,346	591,816
Deferred revenue, non-current	122,516	139,117
Operating lease liabilities, non-current	64,622	78,830
Other liabilities, non-current	6,622	9,935
Total liabilities	955,106	819,698
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of February 1, 2025 and February 3, 2024; zero shares issued and outstanding as of February 1, 2025 and February 3, 2024	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of February 1, 2025 and February 3, 2024; 295,839,286 and 200,989,931 shares issued and outstanding as of February 1, 2025 and February 3, 2024, respectively	12	9
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of February 1, 2025 and February 3, 2024; 269,879,953 and 344,983,598 shares issued and outstanding as of February 1, 2025 and February 3, 2024, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of February 1, 2025 and February 3, 2024; zero shares issued and outstanding as of February 1, 2025 and February 3, 2024	—	—
Additional paid-in capital	2,680,012	2,368,597
Accumulated other comprehensive income (loss)	(846)	1,616
Accumulated deficit	(1,610,005)	(1,455,098)
Total stockholders’ equity	1,069,196	915,147
Total liabilities and stockholders’ equity	$2,024,302	$1,734,845
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Revenue	$1,249,199	$937,385	$652,545
Cost of revenue	298,321	247,032	182,656
Gross profit	950,878	690,353	469,889
Operating expenses:
Research and development	299,716	258,581	187,405
Sales and marketing	601,648	486,649	370,098
General and administrative	234,609	195,043	170,785
Lease modification, impairment, and related charges	4,028	4,762	1,056
Legal settlement	850	68,665	—
Total operating expenses	1,140,851	1,013,700	729,344
Loss from operations	(189,973)	(323,347)	(259,455)
Interest income and other income, net	39,559	39,964	15,620
Loss before provision for income taxes	(150,414)	(283,383)	(243,835)
Provision for income taxes	4,493	3,343	3,587
Net loss	$(154,907)	$(286,726)	$(247,422)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(2,503)	838	509
Unrealized gains (losses) on investments, net of tax	41	1,430	(1,065)
Other comprehensive income (loss)	(2,462)	2,268	(556)
Comprehensive loss	$(157,369)	$(284,458)	$(247,978)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.54)	$(0.48)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	556,317,440	534,878,501	514,279,230
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Fiscal Years Ended January 28, 2023 and February 3, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 29, 2022	505,476,160	$29	$1,909,964	$(96)	$(920,950)	$988,947
Issuance of common stock for vesting of restricted stock units (“RSUs”)	15,211,976	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	3,472,511	—	18,057	—	—	18,057
Vesting of early exercised stock options	—	—	328	—	—	328
Repurchase of restricted common stock	(438)	—	—	—	—	—
Stock-based compensation expense	—	—	178,664	—	—	178,664
Other comprehensive loss	—	—	—	(556)	—	(556)
Net loss	—	—	—	—	(247,422)	(247,422)
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock for vesting of RSUs	19,209,260	2	—	—	—	2
Issuance of common stock in connection with equity compensation plans	2,604,060	—	23,158	—	—	23,158
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	238,401	—	—	238,401
Other comprehensive income	—	—	—	2,268	—	2,268
Net loss	—	—	—	—	(286,726)	(286,726)
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147

SAMSARA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)

	Fiscal Year Ended February 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock for vesting of RSUs	18,161,277	3	—	—	—	3
Issuance of common stock in connection with equity compensation plans	1,584,573	—	28,799	—	—	28,799
Shares withheld related to net share settlement of RSUs	(140)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	282,623	—	—	282,623
Other comprehensive loss	—	—	—	(2,462)	—	(2,462)
Net loss	—	—	—	—	(154,907)	(154,907)
Balance a February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating activities
Net loss	$(154,907)	$(286,726)	$(247,422)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,649	15,526	11,768
Stock-based compensation expense	277,870	237,082	177,473
Net accretion of discounts on investments	(15,295)	(16,888)	(4,368)
Lease modification, impairment, and related charges	3,529	4,762	1,056
Non-cash legal settlement	—	8,666	—
Other non-cash adjustments	1,766	4,571	6,488
Changes in operating assets and liabilities:
Accounts receivable, net	(75,531)	(46,420)	(47,464)
Inventories	(22,416)	18,332	(7,504)
Prepaid expenses and other current assets	(6,885)	(29,076)	(11,293)
Connected device costs	(27,460)	(57,893)	(83,086)
Deferred commissions	(31,779)	(37,396)	(22,409)
Other assets, non-current	4,438	509	(1,862)
Accounts payable and other liabilities	37,283	26,596	13,485
Deferred revenue	120,283	138,920	112,879
Operating lease right-of-use assets and liabilities, net	114	7,620	(762)
Net cash provided by (used in) operating activities	131,659	(11,815)	(103,021)
Investing activities
Purchases of property and equipment	(20,177)	(10,953)	(33,240)
Purchases of investments	(649,478)	(740,546)	(685,615)
Proceeds from sales of investments	1,247	8,168	—
Proceeds from maturities and redemptions of investments	601,987	664,694	86,625
Other investing activities	(200)	(50)	382
Net cash used in investing activities	(66,621)	(78,687)	(631,848)
Financing activities
Payment of taxes related to net share settlement of equity awards	(7)	—	—
Proceeds from issuance of common stock in connection with equity compensation plans	28,799	23,202	18,047
Payment of offering costs	—	—	(2,532)
Payment of principal on finance leases	(1,691)	(2,205)	(1,303)
Net cash provided by financing activities	27,101	20,997	14,212
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,083)	477	113
Net increase (decrease) in cash, cash equivalents, and restricted cash	91,056	(69,028)	(720,544)
Cash, cash equivalents, and restricted cash, beginning of period	154,738	223,766	944,310
Cash, cash equivalents, and restricted cash, end of period	$245,794	$154,738	$223,766
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$3,463	$2,122	$607
Supplemental disclosures of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$320	$973	$120
Stock option exercises in transit	$—	$—	$2
Vesting of early exercised stock options	$—	$25	$328
See accompanying notes to consolidated financial statements.

SAMSARA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Samsara Inc. (“Samsara”) and its subsidiaries (collectively, the “Company”) are the pioneers of the Connected Operations Platform, which is an open platform that connects the people, devices, and systems of some of the world’s most complex operations, allowing them to develop actionable insights and improve their operations. Samsara was incorporated in Delaware in 2015 as Samsara Networks Inc. and changed its name to Samsara Inc. in February 2021. Samsara’s principal executive offices are located at 1 De Haro Street, San Francisco, California 94107.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Every sixth fiscal year is a 53-week year. Fiscal years 2025 and 2023 both consisted of 52 weeks, with the fourth quarter consisting of 13 weeks, and fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks.
Principles of Consolidation—The consolidated financial statements include the accounts of Samsara and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the fair value of stock-based awards, internal-use software development costs, sales return reserve, accrued liabilities and contingencies, depreciation and amortization periods, lease modification, impairment, and related charges, and accounting for income taxes. Actual results could materially differ from the estimates and assumptions made.
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
Inventories—Inventories are valued at the lower of cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. The Company’s inventory consists of finished goods and raw materials and management assesses the valuation of inventory and periodically writes down the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.
Property and Equipment, Net—Property and equipment, net, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The Company uses an estimated useful life of five years for office equipment and furniture and fixtures. The Company uses an estimated useful life of three years to five years for computers. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operating expenses on the consolidated statements of operations and comprehensive loss. Cost and accumulated depreciation and amortization of fully depreciated property and equipment are removed from the consolidated balance sheets when they are no longer in use.
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
The Company accounts for lease terminations when a lease is no longer legally binding and the Company no longer has the right to control the use of the asset. When the conditions for a lease termination are met, the Company recognizes the lease termination by removing the ROU asset and the operating lease liability from its consolidated balance sheet, with a gain or loss recognized for the difference..
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
Revenue Recognition—Subscription revenue is generated from subscriptions to access the Company’s Connected Operations Platform. Subscription agreements contain multiple service elements for one or more of the Company’s cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “Internet of Things (“IoT”) devices”), support services delivered over the term of the arrangement and warranty coverage. The Company’s Connected Operations Platform and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period. The Company’s subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under the standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. The Company determines revenue recognition through the following steps:
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
•Identification of the performance obligations in the contract—Performance obligations promised in a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the goods or services either on their own or together with other resources that are readily available from third parties or from the Company, and are distinct in the context of the contract, whereby the transfer of the goods or services is separately identifiable from other promises in the contract. To the extent a contract includes multiple promised goods or services, the Company applies judgment to determine whether promised goods or services are capable of being distinct in the context of the contract. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. The Company has determined that its integrated solution represents a combined performance obligation as the cloud-based Applications and connected devices, individually, are not distinct within the context of customer contracts because they are highly interdependent and interrelated. In reaching this conclusion, the Company considered the context of the contract and the nature of its promise to provide the customer with actionable insights to manage their operations. Specifically, the Company’s connected devices, including the embedded proprietary firmware, are updated continuously by its Connected Operations Platform using artificial intelligence and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, the Company’s Connected Operations Platform then utilizes this data to deliver actionable insights that are promised to its customers throughout the term of their subscription to Applications on the Connected Operations Platform. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer. Additionally, the Company has certain accessories sold in connection with its integrated sensor solution, which have been determined to be separate performance obligations.
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
Deferred Revenue—Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue primarily consists of prepayments made by customers for future periods and, to a lesser extent, the unearned portion of monthly-billed subscription fees. A portion of customer contracts is paid in advance for the full, multi-year term. Additionally, the Company enables its customers to prepay all, or part, of their contractual obligations monthly, quarterly, semi-annually, or annually. As a result, the deferred revenue balance does not represent the total contract value of all multi-year, non-cancelable subscription agreements. The current portion of deferred revenue represents the amount that is expected to be recognized within one year of the consolidated balance sheet date.
Cost of Revenue—Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, third-party cloud and cellular infrastructure costs, customer support costs, warranty costs, and employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
Costs to Obtain and Fulfill a Contract
Deferred Commissions—The Company capitalizes commissions paid to sales employees and the related payroll taxes, as well as commissions paid to referral partners, when customer contracts are executed. These costs are recorded as deferred commissions on the consolidated balance sheets. The Company determines whether costs should be deferred based on its sales compensation plans and if the commissions are incremental and would not have been incurred absent the execution of the customer contract. The Company amortizes sales commissions paid on the initial contract over an expected period of benefit, which the Company has determined to be five years. The Company has determined the period of benefit by taking into consideration the terms of its customer contracts, duration of its customer relationships, and the life of its technology. Commissions paid upon the renewal of a contract are amortized as expense ratably over the renewal term. Amortization of these costs is included in sales and marketing expense on the consolidated statements of operations and comprehensive loss.
Connected Devices—For typical sales arrangements, the Company capitalizes the cost of connected devices sold to customers upon shipment and the capitalized cost is recorded as connected device costs, which the Company also refers to as IoT device costs, on the Company’s consolidated balance sheet. The Company capitalizes connected device costs associated with subscription contracts as contract fulfillment costs where the connected device is not distinct from other undelivered obligations in the customer contract. These costs are directly related to customer contracts, are expected to be recoverable, and enhance the resources used to satisfy the undelivered performance obligations in those contracts.

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
Research and Development—Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of employee-related costs, including salaries, employee benefits and stock-based compensation, depreciation and other expenses related to prototyping IoT devices, product initiatives, software subscriptions, hosting and cellular-related costs used in research and development, and costs associated with office facilities, IT-related expenses, and depreciation and amortization of property and equipment. The Company continues to focus its research and development efforts on adding new features and products and enhancing the utility of its Connected Operations Platform. The Company capitalizes the portion of its internal-use software development costs that meets the criteria for capitalization.
Internal-Use Software Development and Cloud Computing Arrangement Implementation Costs—The Company capitalizes qualifying internal-use software development costs related to its Connected Operations Platform. The costs consist of personnel costs (including related benefits and stock-based compensation) that are incurred during the software development stage. Capitalization of costs begins when three criteria are met: (1) the preliminary development efforts are successfully completed, (2) management has authorized and committed project funding, and (3) it is probable that the project will be completed and the software will be used as intended.
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
Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are included in “Prepaid expenses and other current assets” and “Other assets, non-current” on the consolidated balance sheets. These costs are amortized on a straight-line basis over the fixed, non-cancelable term of the associated hosting arrangement plus any reasonably certain renewal periods and are included in the same line item on the consolidated statements of operations and comprehensive loss as the associated hosting arrangement fees.
Advertising and Promotional Costs—Advertising and promotional costs, which are expensed as incurred and included in sales and marketing expense, were $68.8 million, $59.6 million, and $47.1 million for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
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
The Company recognized $4.0 million, $4.8 million and $1.1 million in impairment charges during the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively, in “Lease modification, impairment, and related charges” on the consolidated statements of operations and comprehensive loss.

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
Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are determined based on the differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce the deferred tax assets to the amount more likely than not to be realized.
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
Translation of Foreign Currencies—The Company predominantly uses the U.S. dollar as its functional currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. The Company recognizes gains and losses from such remeasurements within “Interest income and other income, net” on the consolidated statements of operations and comprehensive loss in the period of occurrence.
For non-U.S. subsidiaries using local currency as the functional currency, the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date as translation adjustments and includes them as a component of “Accumulated other comprehensive income (loss)” on the consolidated balance sheets. Foreign currency transaction gains and losses are included in “Interest income and other income, net” on the consolidated statements of operations and comprehensive loss, and have not been material for all periods presented.
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
Recently Adopted Accounting Pronouncement—In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard requires disclosure of incremental segment information on an annual and interim basis. The ASU does not change the current guidance related to the identification of operating segments, the determination of reportable segments, or the aggregation criteria. Rather, the new guidance introduces additional disclosure requirements and expands those requirements to entities with a single reportable segment, not just entities with multiple reportable segments. This guidance was effective for the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, and subsequent interim periods. The Company adopted this guidance in the fourth quarter of fiscal year 2025 and resulted in expanded financial statement disclosures of its segment expenses. See Note 13, “Segment Information,” for further information.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires further transparency to income tax disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for the Company for its fiscal year 2026 and should be applied on a prospective basis. The Company adopted this guidance on February 2, 2025 and will apply it on a prospective basis, which will result in additional disaggregation of certain tax information within the Company’s income tax footnote disclosure.
Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and amortization. As clarified on the subsequent amendment, ASU No. 2025-01, issued by the FASB in January 2025, this guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending January 29, 2028, and subsequent interim periods. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating the timing of its adoption of this ASU and the impact on its consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of February 1, 2025 and February 3, 2024, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of February 1, 2025 and February 3, 2024, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of February 1, 2025 and February 3, 2024 consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	February 1, 2025	February 3, 2024
Cash and cash equivalents	$227,576	$135,536
Restricted cash	18,218	19,202
Total cash, cash equivalents, and restricted cash	$245,794	$154,738
The following is a summary of the Company’s available-for-sale marketable debt securities recorded within short-term and long-term investments on the consolidated balance sheets (in thousands):

	As of
	February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$62,590	$—	$—	$62,590
Corporate notes and bonds	444,360	814	(437)	444,737
U.S. government and agency securities	242,517	283	(253)	242,547
Total investments	$749,467	$1,097	$(690)	$749,874

	As of
	February 3, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$67,107	$—	$—	$67,107
Corporate notes and bonds	381,511	797	(280)	382,028
U.S. government and agency securities	239,310	241	(394)	239,157
Total investments	$687,928	$1,038	$(674)	$688,292
The Company included $6.2 million and $4.9 million of accrued interest receivable, net of the allowance for credit losses, in “Prepaid expenses and other current assets” on the consolidated balance sheets as of February 1, 2025 and February 3, 2024, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of February 1, 2025 and February 3, 2024 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of February 1, 2025 and February 3, 2024 because such potential losses were not material.
As of February 1, 2025, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
February 1, 2025
Due within one year	$467,222
Due in one year to three years	282,652
Total	$749,874
There were no material realized gains or losses that were reclassified out of accumulated other comprehensive income (loss), either individually or in the aggregate, during the fiscal years ended February 1, 2025 and February 3, 2024. There were no material unrealized gains or losses for cash equivalents and available-for-sale marketable debt securities, either individually or in the aggregate, as of February 1, 2025 and February 3, 2024.
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
The consolidated financial statements as of February 1, 2025 and February 3, 2024 do not include any non-recurring fair value measurements relating to assets or liabilities.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of February 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$157,601	$—	$—	$157,601
Commercial paper	—	15,686	—	15,686
Corporate notes and bonds	—	2,496	—	2,496
Restricted cash—letters of credit	14,561	—	—	14,561
Total cash equivalents and restricted cash	$172,162	$18,182	$—	$190,344

Marketable debt securities
Commercial paper	$—	$62,590	$—	$62,590
Corporate notes and bonds	—	444,737	—	444,737
U.S. government and agency securities	—	242,547	—	242,547
Total marketable debt securities	$—	$749,874	$—	$749,874

	As of February 3, 2024
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$43,977	$—	$—	$43,977
Commercial paper	—	19,920	—	19,920
U.S. government and agency securities	—	11,972	—	11,972
Corporate notes and bonds	—	1,999	—	1,999
Restricted cash—letters of credit	17,711	—	—	17,711
Total cash equivalents and restricted cash	$61,688	$33,891	$—	$95,579

Marketable debt securities
Commercial paper	$—	$67,107	$—	$67,107
Corporate notes and bonds	—	382,028	—	382,028
U.S. government and agency securities	—	239,157	—	239,157
Total marketable debt securities	$—	$688,292	$—	$688,292
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the fiscal years ended February 1, 2025 and February 3, 2024.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of February 1, 2025 and February 3, 2024 were $209.3 million and $177.6 million, respectively.

The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Capitalized commission costs	$89,243	$88,319	$72,519
Amortization expense	$57,464	$50,923	$50,110
Connected Devices—Total connected device costs, current and non-current, as of February 1, 2025 and February 3, 2024 were $362.3 million and $334.8 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Capitalized connected device costs	$144,273	$154,671	$148,057
Amortization expense	$116,812	$96,779	$64,970
6.    Balance Sheet Components
Inventories—Inventories consist of the following (in thousands):

	As of
	February 1, 2025	February 3, 2024
Raw materials	$8,452	$261
Finished goods	30,459	21,977
Total inventories	$38,911	$22,238
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	February 1, 2025	February 3, 2024
Gross property and equipment:
Computers and equipment	$6,579	$1,758
Leasehold improvements	48,551	50,524
Furniture and fixtures	17,464	22,273
Internal-use software development costs (1)	51,410	32,137
Total gross property and equipment	124,004	106,692
Accumulated depreciation and amortization (2)	(65,853)	(51,723)
Property and equipment, net (2)	$58,151	$54,969
__________
(1)Amounts capitalized during the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 were $19.3 million, $9.7 million, and $6.3 million, respectively. The Company’s internal-use software development costs also included $4.8 million, $2.5 million, and $1.6 million of stock-based compensation costs for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
(2)During the fiscal year ended February 1, 2025, the Company wrote off $4.0 million of fully depreciated assets as they were no longer in use.
Depreciation and amortization of property and equipment included on the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Depreciation and amortization expense (1)	$20,649	$15,526	$11,768

__________
(1)Included in these amounts were the amortization of capitalized internal-use software development costs of $9.0 million, $4.8 million and $3.9 million for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
Cloud Computing Arrangement Implementation Costs—Capitalized costs related to the implementation of cloud computing arrangements that are service contracts are included in “Prepaid expenses and other current assets” and “Other assets, non-current” on the consolidated balance sheets, and had a gross balance of $0.2 million and $0.5 million, respectively, as of February 1, 2025, and $0.1 million and $0.5 million, respectively, as of February 3, 2024. Amortization for these costs commenced in the first fiscal quarter of 2025 and was $0.2 million for the fiscal year ended February 1, 2025.
7.    Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Revenue consists of the following (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Subscription revenue	$1,225,777	$919,362	$639,533
Other revenue	23,422	18,023	13,012
Total revenue	$1,249,199	$937,385	$652,545
Accounts Receivable—An allowance for credit losses balance of $9.1 million and $7.8 million was recorded as of February 1, 2025 and February 3, 2024, respectively. During the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company recorded a charge of $3.3 million, $7.5 million, and $6.6 million, respectively, to operations and wrote off $2.0 million, $7.2 million, and $3.5 million, respectively, against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
Deferred revenue, beginning of period	$565,486	$426,565
Deferred revenue, end of period	$685,770	$565,486
Revenue recognized in the period from beginning deferred revenue balance	$426,369	$300,113
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of February 1, 2025, the Company’s RPO was $2,651.2 million, of which the Company expects to recognize revenue of approximately $1,253.8 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of February 1, 2025 and February 3, 2024.
8.    Leases
The Company leases office space under operating lease agreements that are non-cancelable (subject to limited termination rights). These leases have remaining lease terms ranging from one year to approximately six years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities and will be required to pay any increases over the base year of these expenses on the remainder of the Company’s facilities.

The components of operating lease expense were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Operating lease cost	$22,289	$23,768	$25,326
Short-term lease cost	1,087	1,411	710
Sublease income	(1,418)	(1,128)	(786)
Total lease cost	$21,958	$24,051	$25,250
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$27,390	$27,048	$25,777
Operating lease ROU assets obtained in exchange for new operating lease liabilities	$4,281	$982	$—

	As of
	February 1, 2025	February 3, 2024
Weighted-average remaining lease term—operating leases (in years)	5.5	5.9
Weighted-average discount rate—operating leases	5.02%	4.73%
Future minimum lease payments included in the measurement of operating lease liabilities as of February 1, 2025 were as follows (in thousands):

Fiscal Years Ending	Amount
2026	$19,370
2027	16,107
2028	13,965
2029	12,984
2030	13,383
2031 and thereafter	17,178
Total future minimum lease payments (1)	92,987
Less: imputed interest	(12,709)
Total operating lease liabilities	$80,278
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
Fiscal year 2025 lease modification, impairment, and related charges
In September 2024, the Company executed a sublease for certain office space, which resulted in an impairment of the corresponding ROU and fixed assets of $3.6 million. In January 2025, the Company incurred early termination fees of $0.4 million on another leased office space. These impairment charges were recorded in “Lease modification, impairment, and related charges” for the fiscal year ended February 1, 2025.
Prior year lease modification, impairment, and related charges
The Company impaired and ceased using leased office spaces for which the Company recorded $1.1 million of expense in “Lease modification, impairment, and related charges” for the fiscal year ended January 28, 2023.
In April 2023, the Company settled a lease dispute, which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This amount was recognized primarily as a reduction to the corresponding ROU assets on the Company’s consolidated balance sheet and was also included in “Operating lease liabilities, net” on the Company’s consolidated statement of cash flows.

In August 2023, the Company executed a sublease for certain office space, which resulted in an impairment of the corresponding ROU and fixed assets of $4.8 million. This impairment charge was recorded in “Lease modification, impairment, and related charges” for the fiscal year ended February 3, 2024.
In addition to its operating leases, the Company has entered into non-cancelable finance leases for equipment beginning in 2020. The balances for finance leases were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” as the amounts were immaterial as of February 1, 2025 and February 3, 2024.
9.    Commitments and Contingencies
Operating Leases—See Note 8, “Leases,” for the maturities of operating lease liabilities as of February 1, 2025.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers.
Future minimum payments under the Company’s non-cancelable purchase commitments as of February 1, 2025 were as follows (in thousands):

Fiscal Years Ending	Amount
2026	$145,104
2027	96,301
2028	50,270
2029	2,997
2030	—
2031 and thereafter	—
Total (1) (2)	$294,672
__________
(1)Includes non-cancelable contractual commitments as of February 1, 2025 related to one of the Company’s third-party cloud infrastructure agreements, under which the Company committed to spend at least $275.0 million between July 2022 and June 2027 on cloud infrastructure services. The commitment may be offset by up to $11.0 million in additional credits subject to the Company meeting certain conditions of the agreement, of which $3.0 million had been earned as of February 1, 2025.
(2)As of February 1, 2025, the Company’s non-cancelable purchase commitments primarily pertained to contractual arrangements with software-as-a-service subscription providers and purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. The purchase commitments end on various dates that extend into fiscal year 2029. These purchase commitments were not recorded as liabilities on the consolidated balance sheet as of February 1, 2025, as the Company had not yet received the related services or goods.
Letters of Credit—As of February 1, 2025 and February 3, 2024, the Company had $14.6 million and $17.7 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
Litigation—From time to time, the Company has been and may become involved in various legal proceedings in the ordinary course of its business, including in proceedings initiated by the Company, and has been and may be subject to third-party intellectual property infringement claims. Such proceedings require significant financial and operational resources, including the diversion of management’s attention from the Company’s business objectives.

The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of February 1, 2025 were also not material.
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

As of February 1, 2025, there were 295,839,286, 269,879,953, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively. As of February 3, 2024, there were 200,989,931, 344,983,598, and no shares of Class A, Class B, and Class C common stock issued and outstanding, respectively.
The Company had reserved shares of common stock for future issuance as of February 1, 2025 and February 3, 2024, as follows:

	As of
	February 1, 2025	February 3, 2024
2015 Equity Incentive Plan:
Options outstanding	5,632,520	6,165,885
RSUs outstanding	790,123	6,654,559
2021 Equity Incentive Plan:
RSUs outstanding	21,520,741	28,716,715
Shares available for future grants	90,518,967	68,321,018
2021 Employee Stock Purchase Plan:
Shares available for future issuance	21,284,493	16,875,966
Total shares of common stock reserved for future issuance	139,746,844	126,734,143
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Equity Incentive Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. The total number of shares of the Company’s Class A common stock reserved for future grants as of February 1, 2025 includes 27,298,676 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—A summary of the stock options activity under the 2015 Plan during the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 is presented below (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (In Thousands)
Balance as of January 29, 2022	8,628,071	$3.77	6.9	$111,170
Granted	—	$—
Exercised	(1,694,436)	$0.35
Forfeited, canceled, or expired	(6,095)	$1.08
Balance as of January 28, 2023	6,927,540	$4.61	6.4	$63,351
Granted	—	$—
Exercised	(761,655)	$0.88
Forfeited, canceled, or expired	—	$—
Balance as of February 3, 2024	6,165,885	$5.07	5.7	$169,153
Granted	—	$—
Exercised	(533,365)	$1.61
Forfeited, canceled, or expired	—	$—
Balance as of February 1, 2025	5,632,520	$5.40	4.9	$259,635
Exercisable as of February 1, 2025	5,632,520	$5.40	4.9	$259,635
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $21.1 million, $18.8 million, and $24.2 million during the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
The Company recognized a deferred income tax benefit on the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements of $0.2 million, $0.2 million, and $1.0 million during the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
As of February 1, 2025, the Company had no remaining unrecognized stock-based compensation expense related to outstanding unvested stock options for employees that are expected to vest.
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

A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 29, 2022	32,576,098	$10.83
Granted	28,915,610	$12.82
Vested	(15,211,976)	$10.70
Forfeited	(5,483,628)	$11.49
Balance as of January 28, 2023	40,796,104	$12.20
Granted	20,030,475	$18.76
Vested	(19,209,260)	$12.94
Forfeited	(6,246,045)	$14.16
Balance as of February 3, 2024	35,371,274	$15.17
Granted	10,910,858	$35.83
Vested	(18,161,277)	$16.91
Forfeited	(5,809,991)	$17.94
Balance as of February 1, 2025	22,310,864	$23.14
As of February 1, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $475.7 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.2 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 ESPP, which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. The total number of shares of the Company’s Class A common stock reserved for future issuance as of February 1, 2025 includes 5,459,735 shares added on the first day of fiscal year 2025 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, 1,051,208, 1,837,405, and 1,782,993 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $27.9 million, $22.5 million, and $17.5 million, respectively.
As of February 1, 2025, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $9.4 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.8 years.

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

Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Expected volatility	46.6% – 57.4%	61.5% – 72.5%	75.7% – 97.7%
Expected term (years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	4.2% – 5.4%	5.1% – 5.4%	2.3% – 4.8%
Expected dividend yield	—%	—%	—%
Expected volatility—The expected volatility for the fiscal years ended February 1, 2025 and February 3, 2024 was based on the historical volatility of the Company. The expected volatility for the fiscal year ended January 28, 2023 was based on the historical volatility of the Company and similar companies whose stock or option prices are publicly available, after considering the industry, stage of life cycle, size, market capitalization, and financial leverage of the other companies.
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
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Stock options	$2,169	$3,185	$4,386
RSUs	263,161	220,674	160,989
Employee stock purchase plan	12,540	13,223	12,098
Total stock-based compensation expense	$277,870	$237,082	$177,473
Stock-based compensation expense included in the following line items of the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Cost of revenue	$12,125	$11,957	$9,182
Research and development	100,246	89,753	62,738
Sales and marketing	84,407	70,732	53,080
General and administrative	81,092	64,640	52,473
Total stock-based compensation expense	$277,870	$237,082	$177,473

11.    Income Taxes
Loss before provision for income taxes consisted of the following for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
United States	$(168,662)	$(298,189)	$(256,905)
Foreign	18,248	14,806	13,070
Loss before provision for income taxes	$(150,414)	$(283,383)	$(243,835)
The components of the provision for income taxes consisted of the following for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Current:
U.S. Federal	$—	$—	$—
State and local	201	494	585
Foreign	2,219	1,918	1,007
Total current tax expense	$2,420	$2,412	$1,592
Deferred:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	2,073	931	1,995
Total deferred tax expense	2,073	931	1,995
Total provision for income taxes	$4,493	$3,343	$3,587
The effective income tax rate is lower than the U.S. statutory tax rate primarily due to a valuation allowance on the cumulative U.S. deferred tax assets, stock-based compensation adjustments, and executive compensation adjustments. Reconciliations of the income tax provision at the U.S. federal statutory tax rate to the Company’s effective tax rate are as follows:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Changes in income taxes resulting from:
State taxes, net of federal benefit	9.5	5.6	3.2
Foreign income taxed at different rates	0.7	0.1	(0.1)
Federal research and development credits	10.8	4.3	0.9
Stock-based compensation	37.7	14.0	(1.0)
Tax on foreign earnings	—	—	(0.2)
Permanent differences	(0.6)	(0.3)	(0.4)
Change in valuation allowance	(81.9)	(45.5)	(22.9)
Other	(0.2)	(0.4)	(2.0)
Total tax provision	(3.0%)	(1.2%)	(1.5%)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are shown below (in thousands):

	As of
	February 1, 2025	February 3, 2024
Deferred tax assets:
Net operating loss carryforwards	$545,306	$454,073
Tax credit carryforwards	42,803	27,231
Operating lease liability	19,096	24,784
Capitalized research and development	63,946	47,840
Accruals and reserves	39,032	47,056
Property and equipment	1,363	—
Total deferred tax assets	711,546	600,984
Valuation allowance	(560,745)	(455,280)
Deferred tax assets, net of valuation allowance	150,801	145,704
Deferred tax liabilities:
Property and equipment	—	(992)
Deferred commissions	(43,060)	(38,944)
Deferred connected device costs	(81,896)	(78,265)
Operating lease right-of-use assets	(15,313)	(19,817)
Accruals	(15,704)	(11,366)
Total deferred tax liabilities	(155,973)	(149,384)
Net deferred tax liabilities	$(5,172)	$(3,680)
As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s research and development expenditures were capitalized and amortized, which resulted in higher deferred tax assets.
The provisions of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of February 1, 2025 and February 3, 2024, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes. For foreign jurisdictions, the Company does not have a valuation allowance against its deferred tax assets, after considering both the positive and negative evidence.
During the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company’s valuation allowance increased by $105.5 million, $128.7 million, and $55.8 million, respectively.
As of February 1, 2025, the Company had U.S. federal, California, and other state net operating loss (“NOL”) carryforwards of approximately $2,299.0 million, $311.0 million, and $2,648.0 million, respectively.
Of the U.S. federal NOL carryforwards, $52.2 million, if not utilized, will begin to expire in 2036 and $2,247.0 million will carryforward indefinitely. The California and other state NOL carryforwards have begun expiring in 2024.
As of February 1, 2025, the Company’s U.S. federal and California research and development credit carryforwards were $43.3 million and $22.9 million, respectively. These are available to offset future income taxes. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2036, while the California credit carryforwards have no expiration date.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change attributes, such as research tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in the Company’s ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Ownership changes in the future could result in limitations on the Company’s NOL and tax credit carryforwards.
Uncertain Tax Positions
The Company reviews its tax positions to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the consolidated financial statements. ASC 740 also provides guidance on the recognition, measurement, classification, and interest and penalties related to uncertain tax positions. A reconciliation of the beginning and ending balance of total gross unrecognized tax benefits, excluding accrued net interest and penalties, is as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Unrecognized tax benefits, beginning balance	$16,602	$9,810	$8,816
Gross increases for tax positions taken in prior years	527	1,934	—
Gross decreases for tax positions taken in prior years	(2,682)	(685)	(15)
Gross increases for tax positions taken in current year	6,843	5,543	1,009
Unrecognized tax benefits, ending balance	$21,290	$16,602	$9,810
The unrecognized tax benefits as of February 1, 2025 and February 3, 2024, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax positions as a component of income tax expense. The Company had no interest and penalties accrued related to uncertain tax positions as of February 1, 2025 and February 3, 2024. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months.
The Company files income tax returns in the United States and in foreign jurisdictions. All periods since inception are subject to examination in most jurisdictions.
12.    Net Loss Per Share, Basic and Diluted
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Numerator:
Net loss attributable to common stockholders	$(154,907)	$(286,726)	$(247,422)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	556,317,440	534,878,501	514,279,230
Net loss per share attributable to common stockholders, basic and diluted	$(0.28)	$(0.54)	$(0.48)

The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Outstanding stock options	5,632,520	6,165,885	6,927,540
RSUs	22,310,864	35,371,274	40,796,104
Employee stock purchase rights under the 2021 ESPP	842,488	898,152	—
Total antidilutive securities	28,785,872	42,435,311	47,723,644
13.    Segment Information
The Company has a single operating and reportable segment. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. The Company derives its subscription revenue from customers that leverage the Company’s Connected Operations Platform, which consists of a data platform and set of applications to consolidate data from their physical operations into a single, integrated solution. Amounts derived from subscription and other revenue are summarized in Note 7, “Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations.”
The accounting policies of the operating segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated operating income (loss) and consolidated net income (loss) as reported on the Company’s consolidated statements of operations and comprehensive loss. These financial metrics are used by the CODM to monitor budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total assets.
The table below presents selected financial information for the Company’s single operating segment for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023 (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
Revenue	$1,249,199	$937,385	$652,545
Cost of revenue (1) (2)	92,737	82,651	61,770
Research and development (1)	199,470	168,828	124,667
Sales and marketing (1) (3)	454,734	358,511	259,591
General and administrative (1)	153,517	130,403	118,312
Stock-based compensation expense	277,870	237,082	177,473
Amortization of IoT device costs	121,845	99,883	67,507
Cloud and cellular infrastructure costs	71,614	52,541	44,197
Sales commissions	62,507	57,406	57,427
Other segment items (4)	4,878	73,427	1,056
Segment operating loss	$(189,973)	$(323,347)	$(259,455)

Interest income and other income, net (5)	39,559	39,964	15,620
Provision for income taxes	4,493	3,343	3,587
Segment net loss	$(154,907)	$(286,726)	$(247,422)
__________
(1)These segment expenses exclude stock-based compensation expense, which is presented separately as an additional significant segment expense.
(2)Cost of revenue also excludes amortization of IoT device costs and cloud and cellular infrastructure costs, which are presented separately as additional significant segment expenses.
(3)Sales and marketing also excludes sales commissions, which is presented separately as an additional significant segment expense.

(4)Other segment items consist of legal settlement and lease modification, impairment, and related charges.
(5)This includes interest income of $42.3 million, $40.1 million, and $15.1 million for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.
See the consolidated financial statements for other financial information regarding the Company’s operating segment, including depreciation and amortization expense.
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024	January 28, 2023
United States	$1,082,481	$821,885	$581,755
Other (1)	166,718	115,500	70,790
Total revenue	$1,249,199	$937,385	$652,545
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	February 1, 2025	February 3, 2024
United States	$118,808	$129,988
Other (1)	4,207	6,955
Total long-lived assets, net	$123,015	$136,943
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

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of February 1, 2025 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of February 1, 2025. The effectiveness of our internal control over financial reporting as of February 1, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended February 1, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Samsara Inc. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended February 1, 2025, of the Company and our report dated March 25, 2025, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 25, 2025

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
Dominic Phillips, our Chief Financial Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 397,630 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). In addition, up to 100% of the net shares of Class A common stock received by Mr. Phillips after taxes in connection with the vesting of any newly granted Samsara equity awards may be sold under the plan. The plan was adopted on December 31, 2024 and will terminate on March 27, 2026, subject to early termination for certain specified events set forth in the plan, and trading under the plan may not begin until after all trades under Mr. Phillips’ prior plan are completed or expire without execution.
During the quarterly period ended February 1, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC within 120 days of our fiscal year ended February 1, 2025 (the “2025 Proxy Statement”).
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
The remaining information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2025 Proxy Statement.
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
Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-261204	4.1	11/19/2021

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 13, 2021.	S-1	333-261204	4.2	11/19/2021

4.3	Description of Capital Stock of Samsara Inc.	10-K	001-41140	4.3	3/21/2023

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-261204	10.1	12/6/2021

10.2+	Samsara Inc. 2015 Equity Incentive Plan and related form agreements.	S-1	333-261204	10.3	11/19/2021

10.3+	Samsara Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-261204	10.4	12/6/2021

10.4+	Samsara Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-261204	10.5	12/6/2021

10.5+	Samsara Inc. Executive Incentive Compensation Plan.	S-1/A	333-261204	10.6	12/6/2021

10.6*+	Samsara Inc. Executive Change in Control and Severance Plan.

10.7+	Employment letter between the registrant and Sanjit Biswas.	S-1	333-261204	10.8	11/19/2021

10.8+	Employment letter between the registrant and John Bicket.	S-1	333-261204	10.9	11/19/2021

10.9+	Employment letter between the registrant and Dominic Phillips.	10-Q	001-41140	10.9	6/8/2022

10.10+	Employment letter between the registrant and Adam Eltoukhy.	10-K	001-41140	10.10	3/21/2023

10.11+	Employment letter between the registrant and Lara Caimi.	10-Q	001-41140	10.1	6/11/2024

10.12+	Employment letter between the registrant and Kiren Sekar.	10-Q	001-41140	10.2	6/11/2024

10.13+	Employment letter between the registrant and Andy McCall.	10-Q	001-41140	10.11	6/6/2023

10.14	Consulting Agreement between the registrant and Andy McCall, effective as of July 30, 2023.	10-Q	001-41140	10.12	9/5/2023

19.1*	Insider Trading Policy

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signatures page).

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

97.1	Executive Compensation Clawback Policy, effective November 28, 2023	10-K	001-41140	97.1	3/26/2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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

SAMSARA INC.

Date: March 25, 2025	By:	/s/ Sanjit Biswas
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

Signature	Title	Date

/s/ Sanjit Biswas	Chief Executive Officer and Chairman	March 25, 2025
Sanjit Biswas	(Principal Executive Officer)

/s/ Dominic Phillips	Chief Financial Officer	March 25, 2025
Dominic Phillips	(Principal Financial Officer)

/s/ J. Andrew Munk	Chief Accounting Officer	March 25, 2025
J. Andrew Munk	(Principal Accounting Officer)

/s/ John Bicket	Chief Technology Officer and Director	March 25, 2025
John Bicket

/s/ Marc Andreessen	Director	March 25, 2025
Marc Andreessen

/s/ Todd Bluedorn	Director	March 25, 2025
Todd Bluedorn

/s/ Sue Bostrom	Director	March 25, 2025
Sue Bostrom

/s/ Jonathan Chadwick	Director	March 25, 2025
Jonathan Chadwick

/s/ Alyssa Henry	Director	March 25, 2025
Alyssa Henry

/s/ Ann Livermore	Director	March 25, 2025
Ann Livermore

/s/ Susan L. Wagner	Director	March 25, 2025
Susan L. Wagner