Form 10-Q
period 2025-05-03
Samsara Inc.
filed 2025-06-10
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of June 3, 2025, there were 299,748,928 shares of the registrant’s Class A common stock, 269,587,022 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
•our expectations regarding the effects and enforcement of existing and developing laws and regulations, including with respect to taxation, trade (including tariff) policies, privacy and data protection, and the outcomes of litigation that we may become subject to from time to time;
•our expectations regarding the effects of the Russia-Ukraine conflict, geopolitical tensions involving China, the conflict in the Middle East, the emergence of public health crises, and similar macroeconomic events, including financial distress caused by bank failures, the results of recent presidential and congressional elections in the United States, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and changes to monetary, fiscal, and trade (including tariff) policies, on our and our customers’ and partners’ respective businesses;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, or levels of activity, growth, and performance reflected in the forward-looking statements will be achieved, or that the events and circumstances reflected in the forward-looking statements will occur. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including the updated risks and uncertainties described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 25, 2025. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events, and circumstances reflected in the forward-looking statements may not occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	May 3, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$259,025	$227,576
Short-term investments	439,092	467,222
Accounts receivable, net	216,469	234,016
Inventories	37,881	38,911
Connected device costs, current	123,332	119,323
Prepaid expenses and other current assets	57,076	58,106
Total current assets	1,132,875	1,145,154
Restricted cash	21,861	18,218
Long-term investments	325,089	282,652
Property and equipment, net	62,148	58,151
Operating lease right-of-use assets	67,741	64,864
Connected device costs, non-current	244,910	242,928
Deferred commissions	215,786	209,341
Other assets, non-current	3,207	2,994
Total assets	$2,073,617	$2,024,302
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,309	$64,017
Accrued expenses and other current liabilities	84,455	74,976
Accrued compensation and benefits	43,694	43,443
Deferred revenue, current	576,547	563,254
Operating lease liabilities, current	14,151	15,656
Total current liabilities	741,156	761,346
Deferred revenue, non-current	129,565	122,516
Operating lease liabilities, non-current	67,948	64,622
Other liabilities, non-current	7,374	6,622
Total liabilities	946,043	955,106
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of May 3, 2025 and February 1, 2025; zero shares issued and outstanding as of May 3, 2025 and February 1, 2025	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of May 3, 2025 and February 1, 2025; 299,748,928 and 295,839,286 shares issued and outstanding as of May 3, 2025 and February 1, 2025, respectively	12	12
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of May 3, 2025 and February 1, 2025; 269,587,022 and 269,879,953 shares issued and outstanding as of May 3, 2025 and February 1, 2025, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of May 3, 2025 and February 1, 2025; zero shares issued and outstanding as of May 3, 2025 and February 1, 2025	—	—
Additional paid-in capital	2,758,992	2,680,012
Accumulated other comprehensive income (loss)	673	(846)
Accumulated deficit	(1,632,126)	(1,610,005)
Total stockholders’ equity	1,127,574	1,069,196
Total liabilities and stockholders’ equity	$2,073,617	$2,024,302
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Revenue	$366,884	$280,726
Cost of revenue	83,169	68,625
Gross profit	283,715	212,101
Operating expenses:
Research and development	83,242	72,973
Sales and marketing	165,400	147,437
General and administrative	68,328	57,688
Total operating expenses	316,970	278,098
Loss from operations	(33,255)	(65,997)
Interest income and other income, net	12,723	10,084
Loss before provision for income taxes	(20,532)	(55,913)
Provision for income taxes	1,589	376
Net loss	$(22,121)	$(56,289)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	960	100
Unrealized gains (losses) on investments, net of tax	559	(1,687)
Other comprehensive income (loss)	1,519	(1,587)
Comprehensive loss	$(20,602)	$(57,876)
Basic and diluted net loss per share:
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	567,740,728	548,652,306
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended May 3, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196
Issuance of common stock for vesting of restricted stock units (“RSUs”)	3,586,842	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	29,869	—	22	—	—	22
Stock-based compensation expense	—	—	78,958	—	—	78,958
Other comprehensive income	—	—	—	1,519	—	1,519
Net loss	—	—	—	—	(22,121)	(22,121)
Balance at May 3, 2025	569,335,950	$35	$2,758,992	$673	$(1,632,126)	$1,127,574

	Three Months Ended May 4, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock for vesting of RSUs	4,531,330	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	300,299	—	808	—	—	808
Stock-based compensation expense	—	—	65,808	—	—	65,808
Other comprehensive loss	—	—	—	(1,587)	—	(1,587)
Net loss	—	—	—	—	(56,289)	(56,289)
Balance at May 4, 2024	550,805,158	$33	$2,435,213	$29	$(1,511,387)	$923,888
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 3, 2025	May 4, 2024
Operating activities
Net loss	$(22,121)	$(56,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,142	4,455
Stock-based compensation expense	77,079	64,656
Net accretion of discounts on investments	(2,582)	(3,993)
Other non-cash adjustments	(348)	1,330
Changes in operating assets and liabilities:
Accounts receivable, net	15,902	15,862
Inventories	1,114	(8,272)
Prepaid expenses and other current assets	1,040	3,932
Connected device costs	(5,960)	(6,059)
Deferred commissions	(6,435)	(5,117)
Other assets, non-current	(13)	315
Accounts payable and other liabilities	(31,236)	(9,664)
Deferred revenue	20,610	22,531
Operating lease right-of-use assets and liabilities, net	420	(17)
Net cash provided by operating activities	52,612	23,670
Investing activities
Purchases of property and equipment	(6,920)	(5,062)
Purchases of investments	(173,141)	(142,313)
Proceeds from maturities and redemptions of investments	161,972	150,426
Other investing activities	(200)	—
Net cash provided by (used in) investing activities	(18,289)	3,051
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	22	808
Payment of principal on finance leases	(378)	(496)
Net cash provided by (used in) financing activities	(356)	312
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,125	(103)
Net increase in cash, cash equivalents, and restricted cash	35,092	26,930
Cash, cash equivalents, and restricted cash, beginning of period	245,794	154,738
Cash, cash equivalents, and restricted cash, end of period	$280,886	$181,668
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$3	$415
Supplemental disclosures of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$636	$257
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
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, which was filed with the SEC on March 25, 2025.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of May 3, 2025 and the results of operations for the three months ended May 3, 2025 and May 4, 2024, and cash flows for the three months ended May 3, 2025 and May 4, 2024. The condensed consolidated balance sheet as of February 1, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended May 3, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Every sixth fiscal year is a 53-week year. Fiscal year 2030 is the Company’s next 53-week fiscal year, with the fourth quarter consisting of 14 weeks. Fiscal year 2026 consists of 52 weeks and fiscal year 2025 consisted of 52 weeks.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the three months ended May 3, 2025.
Recently Adopted Accounting Pronouncement—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires further transparency to annual income tax disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending January 31, 2026 and will be applied on a prospective basis. The Company adopted this guidance on February 2, 2025, which will result in additional annual disaggregation of certain tax information within the Company’s income tax footnote disclosure.

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
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of May 3, 2025 and February 1, 2025, cash and cash equivalents consist of cash deposited with banks and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of May 3, 2025 and February 1, 2025, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of May 3, 2025 and February 1, 2025 primarily consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	May 3, 2025	February 1, 2025
Cash and cash equivalents	$259,025	$227,576
Restricted cash	21,861	18,218
Total cash, cash equivalents, and restricted cash	$280,886	$245,794
The following is a summary of the Company’s available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	May 3, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$68,242	$—	$—	$68,242
Corporate notes and bonds	460,309	952	(262)	460,999
U.S. government and agency securities	234,666	399	(125)	234,940
Total investments	$763,217	$1,351	$(387)	$764,181

	As of
	February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$62,590	$—	$—	$62,590
Corporate notes and bonds	444,360	814	(437)	444,737
U.S. government and agency securities	242,517	283	(253)	242,547
Total investments	$749,467	$1,097	$(690)	$749,874

The Company included $6.4 million and $6.2 million of accrued interest receivable in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of May 3, 2025 and February 1, 2025, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of May 3, 2025 and February 1, 2025 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of May 3, 2025 and February 1, 2025 because such potential losses were not material.
As of May 3, 2025, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
May 3, 2025
Due within one year	$439,092
Due in one year to three years	325,089
Total	$764,181
There were no material gains or losses that were reclassified out of accumulated other comprehensive income (loss), either individually or in the aggregate, during the three months ended May 3, 2025 and May 4, 2024. There were no material unrealized gains or losses for cash equivalents and available-for-sale marketable debt securities, either individually or in the aggregate, as of May 3, 2025 and February 1, 2025.
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
The condensed consolidated financial statements as of May 3, 2025 and February 1, 2025 do not include any non-recurring fair value measurements relating to assets or liabilities.

The following tables present the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of May 3, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$121,771	$—	$—	$121,771
Commercial paper	—	44,035	—	44,035
U.S. government and agency securities	—	19,426	—	19,426
Restricted cash—letters of credit	17,552	—	—	17,552
Total cash equivalents and restricted cash	$139,323	$63,461	$—	$202,784

Marketable debt securities
Commercial paper	$—	$68,242	$—	$68,242
Corporate notes and bonds	—	460,999	—	460,999
U.S. government and agency securities	—	234,940	—	234,940
Total marketable debt securities	$—	$764,181	$—	$764,181

	As of February 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$157,601	$—	$—	$157,601
Commercial paper	—	15,686	—	15,686
Corporate notes and bonds	—	2,496	—	2,496
Restricted cash—letters of credit	14,561	—	—	14,561
Total cash equivalents and restricted cash	$172,162	$18,182	$—	$190,344

Marketable debt securities
Commercial paper	$—	$62,590	$—	$62,590
Corporate notes and bonds	—	444,737	—	444,737
U.S. government and agency securities	—	242,547	—	242,547
Total marketable debt securities	$—	$749,874	$—	$749,874
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the three months ended May 3, 2025 and May 4, 2024.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of May 3, 2025 and February 1, 2025 were $215.8 million and $209.3 million, respectively.

The following table provides the amounts capitalized and amortized for the Company’s commission costs for the periods presented (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Capitalized commission costs	$23,695	$18,048
Amortization expense	$17,250	$12,931
Connected Devices—Total connected device costs, which the Company also refers to as Internet of Things (“IoT”) device costs, current and non-current, as of May 3, 2025 and February 1, 2025 were $368.2 million and $362.3 million, respectively.
The following table provides the amounts capitalized and amortized for the Company’s connected device costs for the periods presented (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Capitalized connected device costs	$38,573	$33,714
Amortization expense	$32,582	$27,655
6.    Balance Sheet Components
Inventories—Inventories consist of the following (in thousands):

	As of
	May 3, 2025	February 1, 2025
Raw materials	$6,973	$8,452
Finished goods	30,908	30,459
Total inventories	$37,881	$38,911
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	May 3, 2025	February 1, 2025
Gross property and equipment:
Computers and equipment	$8,639	$6,579
Leasehold improvements	48,453	48,551
Furniture and fixtures	17,670	17,464
Internal-use software development costs (1)	58,341	51,410
Total gross property and equipment	133,103	124,004
Accumulated depreciation and amortization (2)	(70,955)	(65,853)
Property and equipment, net (2)	$62,148	$58,151
__________
(1)$6.9 million has been capitalized since February 1, 2025.
(2)During the fiscal year ended February 1, 2025, the Company wrote off $4.0 million of fully depreciated assets as they were no longer in use.
The Company’s internal-use software development costs included $1.9 million and $1.2 million of capitalized stock-based compensation expense for the three months ended May 3, 2025 and May 4, 2024, respectively.
Depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Depreciation and amortization expense (1)	$5,142	$4,455

__________
(1)Included in these amounts were the amortization of capitalized internal-use software development costs of $3.0 million and $1.9 million for the three months ended May 3, 2025 and May 4, 2024, respectively.
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
Other revenue is generally recognized at a point in time and is earned through the sale of replacement gateways, sensors and cameras, as well as shipping and handling fees, credit card processing fees, and professional services.
Revenue consists of the following (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Subscription revenue	$359,604	$276,194
Other revenue	7,280	4,532
Total revenue	$366,884	$280,726
Accounts Receivable—An allowance for credit losses balance of $10.7 million and $9.1 million was recorded as of May 3, 2025 and February 1, 2025, respectively. During the three months ended May 3, 2025, the Company recorded a charge of $1.4 million to operations and recovered $0.2 million against the allowance. During the three months ended May 4, 2024, the Company recorded a charge of $2.2 million to operations and wrote off $1.6 million against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Deferred revenue, beginning of period	$685,770	$565,486
Deferred revenue, end of period	$706,112	$588,017
Revenue recognized in the period from beginning deferred revenue balance	$338,793	$258,552
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of May 3, 2025, the Company’s RPO was $2,755.5 million, of which the Company expects to recognize revenue of approximately $1,311.5 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three months ended May 3, 2025 and May 4, 2024.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of May 3, 2025 and February 1, 2025.

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
The components of operating lease expense were as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Operating lease cost	$4,741	$5,697
Short-term lease cost	353	207
Sublease income	(358)	(345)
Total lease cost	$4,736	$5,559
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended
	May 3, 2025	May 4, 2024
Cash paid for amounts in the measurement of operating lease liabilities—operating cash flows	$6,219	$6,911
Operating lease right-of-use (“ROU”) assets obtained in exchange for new operating lease liabilities	$6,768	$—

	As of
	May 3, 2025	February 1, 2025
Weighted-average remaining lease term—operating leases (in years)	5.4	5.5
Weighted-average discount rate—operating leases	5.30%	5.02%
Future minimum lease payments included in the measurement of operating lease liabilities as of May 3, 2025 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2026	$13,634
2027	17,487
2028	16,034
2029	15,743
2030	15,222
2031 and thereafter	17,242
Total future minimum lease payments (1)	95,362
Less: imputed interest	(13,263)
Total operating lease liabilities	$82,099
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
Fiscal year 2026 lease modification
In March 2025, the Company amended the lease for certain office space, which resulted in additional operating lease liabilities arising from obtaining ROU assets of $6.8 million.

Finance leases
In addition to its operating leases, the Company has non-cancelable finance leases for equipment. The balances for finance leases were immaterial as of May 3, 2025 and February 1, 2025 and were recorded in “Other assets, non-current,” “Accrued expenses and other current liabilities,” and “Other liabilities, non-current” on the condensed consolidated balance sheets.
9.    Commitments and Contingencies
Operating Leases—See Note 8, “Leases,” for the maturities of operating lease liabilities as of May 3, 2025.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and contract manufacturers. There were no material contractual obligations that were entered into by the Company during the three months ended May 3, 2025 that were outside of the ordinary course of business.
Letters of Credit—As of May 3, 2025 and February 1, 2025, the Company had $17.6 million and $14.6 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
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
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of May 3, 2025 were also not material.
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
10.    Equity
There were 299,748,928, 269,587,022, and zero shares of Class A, Class B, and Class C common stock, respectively, issued and outstanding as of May 3, 2025. There were 295,839,286, 269,879,953, and zero shares of Class A, Class B, and Class C common stock, respectively, issued and outstanding as of February 1, 2025.

The Company had reserved shares of common stock for future issuance as of May 3, 2025 and February 1, 2025, as follows:

	As of
	May 3, 2025	February 1, 2025
2015 Equity Incentive Plan:
Options outstanding	5,602,651	5,632,520
RSUs outstanding	280,797	790,123
2021 Equity Incentive Plan:
RSUs outstanding	24,465,980	21,520,741
Shares available for future grants	112,782,173	90,518,967
2021 Employee Stock Purchase Plan:
Shares available for future issuance	26,941,685	21,284,493
Total shares of common stock reserved for future issuance	170,073,286	139,746,844
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of May 3, 2025 includes 28,285,961 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—A summary of the stock options activity under the 2015 Plan during the three months ended May 3, 2025 is presented below (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance as of February 1, 2025	5,632,520	$5.40	4.9	$259,635
Granted	—	$—
Exercised	(29,869)	$0.74
Forfeited, canceled, or expired	—	$—
Balance as of May 3, 2025	5,602,651	$5.43	4.6	$201,476
Exercisable as of May 3, 2025	5,602,651	$5.43	4.6	$201,476
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $1.1 million and $10.8 million during the three months ended May 3, 2025 and May 4, 2024, respectively.
As of May 3, 2025, the Company had no remaining unrecognized stock-based compensation expense related to outstanding stock options.

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
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the three months ended May 3, 2025 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 1, 2025	22,310,864	$23.14
Granted	7,123,646	$35.04
Vested	(3,586,842)	$20.23
Forfeited	(1,100,891)	$26.09
Balance as of May 3, 2025	24,746,777	$26.86
As of May 3, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $622.4 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.4 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of May 3, 2025 includes 5,657,192 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the three months ended May 3, 2025 and May 4, 2024, there were no shares of Class A common stock purchased under the 2021 ESPP.
As of May 3, 2025, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $5.6 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.6 years.

Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Stock options	$—	$784
RSUs	74,062	60,868
Employee stock purchase plan	3,017	3,004
Total stock-based compensation expense	$77,079	$64,656
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Cost of revenue	$3,247	$2,930
Research and development	27,020	23,399
Sales and marketing	23,548	18,492
General and administrative	23,264	19,835
Total stock-based compensation expense	$77,079	$64,656
11.    Income Taxes
The Company had an effective tax rate of (7.7%) and (0.7%) for the three months ended May 3, 2025 and May 4, 2024, respectively. The Company’s provision for income taxes was $1.6 million and $0.4 million for the three months ended May 3, 2025 and May 4, 2024, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of May 3, 2025 and February 1, 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of May 3, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the three months ended May 3, 2025, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations is generally open for all fiscal years after fiscal year 2022, during which the Company is subject to examination by U.S. federal, state, and foreign authorities, where applicable.
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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended
	May 3, 2025	May 4, 2024
Numerator:
Net loss attributable to common stockholders	$(22,121)	$(56,289)
Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	567,740,728	548,652,306
Net loss per share attributable to common stockholders, basic and diluted	$(0.04)	$(0.10)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended
	May 3, 2025	May 4, 2024
Outstanding stock options	5,602,651	5,865,586
RSUs	24,746,777	36,526,983
Employee stock purchase rights	860,872	833,584
Total antidilutive securities	31,210,300	43,226,153
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
The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated operating income (loss) and consolidated net income (loss) as reported on the Company’s condensed consolidated statements of operations and comprehensive loss. These financial metrics are used by the CODM to monitor budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The table below presents selected financial information for the Company’s single operating segment for the three months ended May 3, 2025 and May 4, 2024 (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Revenue	$366,884	$280,726
Cost of revenue (1) (2)	24,443	22,955
Research and development (1)	56,222	49,574
Sales and marketing (1) (3)	123,447	114,271
General and administrative (1)	45,064	37,853
Stock-based compensation expense	77,079	64,656
Amortization of IoT device costs	33,380	28,550
Cloud and cellular infrastructure costs	22,099	14,190
Sales commissions	18,405	14,674
Segment operating loss	$(33,255)	$(65,997)

Interest income and other income, net (4)	12,723	10,084
Provision for income taxes	1,589	376
Segment net loss	$(22,121)	$(56,289)
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
(4)This includes interest income of $11.2 million and $10.4 million for the three months ended May 3, 2025 and May 4, 2024, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment, including depreciation and amortization expense.
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
United States	$316,992	$243,020
Other (1)	49,892	37,706
Total revenue	$366,884	$280,726
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	May 3, 2025	February 1, 2025
United States	$119,335	$118,808
Other (1)	10,554	4,207
Total long-lived assets, net	$129,889	$123,015
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 1, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2025, and (2) our unaudited condensed consolidated financial statements and related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this report and “Risk Factors” included under Part I, Item 1A. of our Annual Report on Form 10-K filed with the SEC on March 25, 2025 for a discussion of forward-looking statements and important factors that could impact our business and cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or implied by past results and trends. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal years 2026 and 2025 each consist of 52 weeks, with the fourth quarter consisting of 13 weeks, and our fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks.
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
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended May 3, 2025 and May 4, 2024, our revenue was $366.9 million and $280.7 million, respectively, representing year-over-year growth of 31%. Our net loss was $22.1 million and $56.3 million for the three months ended May 3, 2025 and May 4, 2024, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to grow our customer base.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	May 3, 2025	May 4, 2024
Annual recurring revenue (“ARR”)	$1,535,432	$1,175,684
Customers > $100,000 ARR (1)	2,638	1,953
__________
(1)Customer count previously disclosed for prior period has been adjusted to reflect the updated definition of customer as described below under “Number of Customers Over $100,000 in ARR.”

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
To better reflect the structure of our largest enterprise customers, who often have multiple subsidiaries and grow through mergers and acquisitions, we have adjusted our definition of a customer. Previously, separate entities within a larger organization were counted as individual customers. We now define a customer as an entity, or group of affiliated entities with a shared parent organization, that has ARR of greater than $1,000 at the end of a reporting period. This better aligns with our current go-to-market strategy and how we assign sales representatives to customer accounts. Determinations regarding the relationship between customer entities are primarily based on publicly available information and information supplied to us by our customers, and we have not independently verified the legal relationship between entities in all cases. Our customer count is subject to adjustments for mergers and acquisitions, spin-offs, segmentation by geography, and other market and commercial activity.
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
Refer to the section titled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this report and “Risk Factors” included under Part I, Item 1A and elsewhere in our Annual Report on Form 10-K filed on March 25, 2025 for further discussion of the impacts of macroeconomic trends on our business.
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
In each of our past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform. The remaining portion of our revenue not generated from subscriptions to our Connected Operations Platform is derived from the sale of replacement IoT devices, including gateways, sensors and cameras, shipping and handling fees, and professional services.
Cost of Revenue
Cost of revenue consists primarily of the amortization of IoT device costs associated with subscription agreements, third-party cloud and cellular infrastructure costs, customer support costs, warranty costs, employee-related costs directly associated with our customer support and operations, including salaries, employee benefits and stock-based compensation, amortization of internal-use software development and certain cloud computing implementation costs, expenses related to shipping and handling, packaging, fulfillment, warehousing, write-downs of excess and obsolete inventory, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
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
We plan to continue to invest in sales and marketing to grow our customer base and increase our brand awareness. As a result, we expect our sales and marketing expenses to generally increase in absolute dollars for the foreseeable future. Our sales and marketing expenses have fluctuated in the past and may in the future fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses, including seasonally higher spend on conferences and events in the first half of our fiscal year.
General and Administrative
General and administrative expenses consist primarily of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, employee benefits and stock-based compensation, professional services fees for external legal, accounting, recruiting and other consulting services, bad debt, and costs associated with software subscriptions, office facilities, IT-related expenses, and depreciation and amortization of property and equipment.
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
In December 2021, the Organization for Economic Co-operation and Development introduced a new global minimum corporate tax of 15%, commonly referred to as Pillar Two. While the United States has not yet adopted the Pillar Two rules, various other international governments are enacting legislation which became effective for us beginning in fiscal year 2026. We do not currently expect to experience a material impact from the Pillar Two legislation, but we expect to incur additional costs related to compliance with this legislation. We will continue to monitor United States and global legislative action related to Pillar Two for potential impacts.

Results of Operations
Comparison of the Three Months Ended May 3, 2025 and May 4, 2024
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 3, 2025	May 4, 2024	Amount	%
Revenue	$366,884	$280,726	$86,158	31%
Revenue increased by $86.2 million, or 31%, for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily due to an increase in customer count and increased purchases of our subscription offerings, including subscriptions to additional Applications, by existing customers.
Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 3, 2025	May 4, 2024	Amount	%
Cost of revenue	$83,169	$68,625	$14,544	21%
Gross profit	$283,715	$212,101
Gross margin	77%	76%
Cost of revenue increased by $14.5 million, or 21%, for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily due to $7.9 million of increased infrastructure costs associated with our product offerings, $4.8 million of increased amortization of IoT device costs, $1.4 million of increased employee-related costs, which included a $1.1 million increase in salaries and benefits and related employer taxes and a $0.3 million increase in stock-based compensation expense, $1.1 million of increased amortization of internally-developed software, and $0.9 million of increased warehouse fees and credit card processing fees, partially offset by $1.6 million of decreased excess and obsolete inventory charges. The increases in amortization of infrastructure costs and IoT device costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 77% for the three months ended May 3, 2025 compared to 76% for the three months ended May 4, 2024, mainly due to operational efficiencies in IoT device costs and direct labor costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 3, 2025	May 4, 2024	Amount	%
Research and development	$83,242	$72,973	$10,269	14%
Percentage of revenue	23%	26%
Research and development expense increased by $10.3 million, or 14%, for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily due to a $7.7 million increase in employee-related costs, which included a $4.1 million increase in salaries and benefits and related employer taxes and a $3.6 million increase in stock-based compensation expense, primarily due to increased headcount to support our research and development organization. The increase in research and development expense was also due to a $2.2 million increase in hosting and software subscription costs and a $1.0 million increase in expenses relating to contractor services, partially offset by a $1.1 million decrease in prototyping expenses.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 3, 2025	May 4, 2024	Amount	%
Sales and marketing	$165,400	$147,437	$17,963	12%
Percentage of revenue	45%	53%
Sales and marketing expense increased by $18.0 million, or 12%, for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily due to a $17.8 million increase in employee-related costs, which included a $9.1 million increase in salaries and benefits and related employer taxes, a $5.1 million increase in stock-based compensation expense, and a $3.7 million increase in sales commissions, primarily due to increased headcount to support our sales organization. The increase in sales and marketing expense was also due to a $1.2 million increase in expenses relating to campaign marketing and brand awareness and a $0.8 million increase in software subscriptions and IT-related costs, partially offset by a $1.8 million decrease in travel-related costs and expenses relating to our customer visits, conferences, and other events.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 3, 2025	May 4, 2024	Amount	%
General and administrative	$68,328	$57,688	$10,640	18%
Percentage of revenue	18%	21%
General and administrative expense increased by $10.6 million, or 18%, for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily due to a $7.0 million increase in professional services fees and a $5.0 million increase in employee-related costs, which included a $3.4 million increase in stock-based compensation expense and a $1.6 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support the growth of our finance, accounting, human resources, and legal functions. These increases were partially offset by a $0.8 million decrease in bad debt expense and a $0.7 million decrease in rent and related expenses.
Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 3, 2025	May 4, 2024	Amount	%
Interest income and other income, net	$12,723	$10,084	$2,639	26%
Interest income and other income, net, increased by $2.6 million, or 26%, for the three months ended May 3, 2025 compared to the three months ended May 4, 2024. This increase was due to $1.9 million in foreign currency gains, as well as an increase of $1.6 million due to interest income earned on a larger investment base of our managed portfolio of marketable debt securities and an increase of $0.9 million due to higher interest income earned on our cash balances as a result of a larger balance in our money market funds. These increases were partially offset by a $1.7 million decrease in the net accretion of discounts on our marketable debt securities.

Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 3, 2025	May 4, 2024	Amount	%
Provision for income taxes	$1,589	$376	$1,213	323%
Effective tax rate	(7.7%)	(0.7%)
The provision for income taxes increased by $1.2 million, or 323%, for the three months ended May 3, 2025 compared to the three months ended May 4, 2024, primarily due to higher taxes related to our operations in foreign jurisdictions.
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Three Months Ended
	May 3, 2025	May 4, 2024
Non-GAAP gross profit	$288,076	$215,867
Non-GAAP gross margin	79%	77%
Non-GAAP operating income	$51,071	$6,159
Non-GAAP operating margin	14%	2%
Non-GAAP net income	$62,205	$15,867
Free cash flow	$45,692	$18,608
Free cash flow margin	12%	7%
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

	Three Months Ended
	May 3, 2025	May 4, 2024
Gross profit	$283,715	$212,101
Add:
Stock-based compensation expense-related charges (1)	4,361	3,766
Non-GAAP gross profit	$288,076	$215,867
GAAP gross margin	77%	76%
Non-GAAP gross margin	79%	77%
__________
(1)Stock-based compensation expense-related charges included approximately $0.4 million and $0.4 million of employer taxes on employee equity transactions for the three months ended May 3, 2025 and May 4, 2024, respectively.
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) as income (loss) from operations excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. Non-GAAP operating margin is defined as non-GAAP operating income (loss) as a percentage of total revenue. We use non-GAAP operating income (loss) and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP operating income (loss) and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP operating income to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 3, 2025	May 4, 2024
Loss from operations	$(33,255)	$(65,997)
Add:
Stock-based compensation expense-related charges (1)	84,326	72,156
Non-GAAP operating income	$51,071	$6,159
GAAP operating margin	(9%)	(24%)
Non-GAAP operating margin	14%	2%
__________
(1)Stock-based compensation expense-related charges included approximately $6.5 million and $7.0 million of employer taxes on employee equity transactions for the three months ended May 3, 2025 and May 4, 2024, respectively.

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

	Three Months Ended
	May 3, 2025	May 4, 2024
Net loss	$(22,121)	$(56,289)
Add:
Stock-based compensation expense-related charges	84,326	72,156
Non-GAAP net income (1)	$62,205	$15,867
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

	Three Months Ended
	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$52,612	$23,670
Purchases of property and equipment	(6,920)	(5,062)
Free cash flow	$45,692	$18,608
Net cash provided by operating activities margin	14%	8%
Free cash flow margin	12%	7%
Net cash provided by (used in) investing activities	$(18,289)	$3,051
Net cash provided by (used in) financing activities	$(356)	$312
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,632.1 million as of May 3, 2025. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.

As of May 3, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $1,023.2 million. Cash and cash equivalents consisted of cash on deposit with banks as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include employee-related expenditures, third-party cloud and cellular infrastructure costs, sales and marketing expenses, overhead expenses, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Platform.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended
	May 3, 2025	May 4, 2024
Net cash provided by operating activities	$52,612	$23,670
Net cash provided by (used in) investing activities	$(18,289)	$3,051
Net cash provided by (used in) financing activities	$(356)	$312
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, inventory and related connected device costs, third-party cloud and cellular infrastructure costs, and overhead expenses. Although we generated positive operating cash flows beginning in fiscal year 2025, we generated negative cash flows from operations in the preceding two fiscal years. We have supplemented working capital through net proceeds from the sale of equity securities.
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, net accretion of discounts on marketable debt securities, and non-cash operating lease costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $52.6 million for the three months ended May 3, 2025. This consisted of a net loss of $22.1 million, adjusted for non-cash charges of $79.3 million, and changes in our operating assets and liabilities of $4.6 million. The non-cash charges were primarily composed of stock-based compensation expense of $77.1 million and depreciation and amortization of $5.1 million, partially offset by net accretion of discounts on marketable debt securities of $2.6 million. Changes in our operating assets and liabilities during the three months ended May 3, 2025 reflect higher vendor payments and higher deferred commissions and connected device costs due to the growth of our business, partially offset by increases in deferred revenue also due to the growth of our business and higher cash collections from customers during the three months ended May 3, 2025.
Cash provided by operating activities was $23.7 million for the three months ended May 4, 2024. This consisted of a net loss of $56.3 million, adjusted for non-cash charges of $66.4 million, and changes in our operating assets and liabilities of $13.5 million. The non-cash charges were primarily composed of stock-based compensation expense of $64.7 million and depreciation and amortization of $4.5 million, partially offset by net accretion of discounts on marketable debt securities of $4.0 million. Changes in our operating assets and liabilities during the three months ended May 4, 2024 reflect increases in deferred revenue due to the growth of our business, higher cash collections from customers, and lower prepaid expenses and other current assets, partially offset by higher vendor payments, higher levels of inventories to meet anticipated demand requirements, higher connected device costs, and higher deferred commissions during the three months ended May 4, 2024.
Investing Activities
Cash used in investing activities was $18.3 million for the three months ended May 3, 2025, which primarily consisted of $173.1 million of purchases of investments and $6.9 million of capital expenditures for internal-use software development costs and our office facilities, partially offset by $162.0 million of proceeds from maturities and redemptions of investments.

Cash provided by investing activities was $3.1 million for the three months ended May 4, 2024, which primarily consisted of $150.4 million of proceeds from maturities and redemptions of investments, partially offset by $142.3 million of purchases of investments and $5.1 million of capital expenditures for internal-use software development costs and our office facilities.
Financing Activities
Cash used in financing activities was $0.4 million for the three months ended May 3, 2025, which primarily consisted of $0.4 million in payments of principal on finance leases.
Cash provided by financing activities was $0.3 million for the three months ended May 4, 2024, which primarily consisted of $0.8 million of proceeds from exercises of stock options, partially offset by $0.5 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of May 3, 2025. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Critical Accounting Estimates
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
There were no material changes to our critical accounting estimates during the three months ended May 3, 2025.
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
Interest Rate Risk
As of May 3, 2025, we had $1,023.2 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $21.9 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $6.7 million in the market value of our cash equivalents and short-term and long-term investments as of May 3, 2025.
As of February 1, 2025, we had $977.5 million of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease or an increase of $6.3 million in the market value.

Foreign Currency Exchange Risk
Our reporting currency is the U.S. dollar. The functional currency of our wholly-owned foreign subsidiaries is the U.S. dollar or the Mexican peso. A substantial majority, but not all, of our sales are denominated in U.S. dollars. Our operating expenses are denominated in the currencies of the countries in which our operations are located, which are primarily in the United States, the United Kingdom, and Mexico. Our condensed consolidated results of operations and cash flows are, therefore, subject to fluctuations due to changes in foreign currency exchange rates and may be adversely affected in the future due to changes in foreign currency exchange rates. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments, although we may choose to do so in the future. We do not believe that a hypothetical 10% increase or decrease in the relative value of the U.S. dollar to other currencies during any of the periods presented would have had a material impact on our condensed consolidated financial statements. For all international customer contracts denominated in currencies other than the U.S. dollar, certain of our operating metrics, including ARR, are translated from local currency to U.S. dollar based on the currency exchange rate as of the effective date of the contract.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended May 3, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures and Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of an error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. The following factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements. You should carefully consider the following updated risks and uncertainties, together with all of the other information contained in this Quarterly Report on Form 10-Q, as well as the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025, which remain applicable to our business.
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
Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks and resulting lockdowns, energy crises and power outages, geopolitical disputes (such as ongoing conflicts between China and other countries), civil unrest, hostilities or wars (such as the ongoing conflict between Russia and Ukraine and the conflict in the Middle East), component or material shortages, cost increases, trade policies, tariffs, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our manufacturers, suppliers, and sub-tier suppliers have a large presence in China and Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our suppliers’ and joint design manufacturers’ operations in Taiwan and secondary locations in Asia. Although we have extended our supply orders to the latest quoted lead times and have in the past made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.

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
Evolving trade policies, including the imposition of tariffs and other trade barriers by the United States and other countries, can have the effect of increasing production costs and creating disruptions and delays in supply chains. We expect that the occurrence of these developments in regions where we operate, such as North America and Europe, would likely increase the cost of our devices, disrupt supply chain logistics, and affect our ability to efficiently transport, store, and deliver our IoT devices to customers, which could negatively impact our revenue growth and operating margins. Our efforts to optimize our supply chain and manufacturing practices in light of evolving trade policies, component, production, and transportation costs, and other factors can be expensive, time-consuming, and disruptive to our business and results of operations and may not result in their intended consequences.
Our business may be materially and adversely impacted by U.S. and global market, political, and economic conditions, including elevated inflation rates and evolving trade policies.
We generate our revenue from selling subscriptions to our Connected Operations Platform to industries that depend on physical operations. These industries include transportation, construction, wholesale and retail trade, field services, logistics, manufacturing, utilities and energy, government, healthcare and education, food and beverage, and others. Given the concentration of our business activities in these industries and their susceptibility to disruption in times of economic uncertainty, we will be particularly exposed to macroeconomic pressures and downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including evolving global trade policies (including the imposition of, and threatened imposition of, tariffs and other trade barriers by the United States and other countries), financial distress caused by bank failures, potential shutdowns of the United States federal government, component shortages and related supply chain challenges, geopolitical developments (such as the conflict between Russia and Ukraine, the conflict in the Middle East, and geopolitical tensions involving China), elevated inflation rates and the responses by central banking authorities to control such inflation, public health crises, and other changes in legislation, regulations, enforcement priorities, or other economic and monetary policies of the governments in the jurisdictions in which we operate. Other general business and economic conditions that could affect us and our customers include fluctuations in economic growth, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate.
This economic uncertainty and the associated macroeconomic conditions make it extremely difficult for businesses to accurately forecast and plan future business activities, and have caused and may continue to cause businesses to cease or slow spending on IT products, which has also caused, and could continue to cause, delays in and lengthening of sales cycles. Furthermore, during uncertain economic times, our potential and existing customers have faced issues gaining timely access to sufficient credit on acceptable terms, which has from time to time resulted in, and in the future may result in an impairment of their willingness to purchase subscriptions to our solution or their ability to make timely payments to us. As a result, operational challenges and these volatile economic conditions have presented and may in the future present difficulties in our ability to timely collect accounts receivables from our customers due to their deteriorating financial condition. In addition, our existing customers may be acquired by or merged into other entities that use our competitors’ products, they may decide to terminate their relationships with us for other reasons, or they may declare bankruptcy or otherwise go out of business. It is challenging and in most cases impossible for us to anticipate the occurrence of these events, each of which would have an adverse effect on our results of operations. Additionally, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers, which could adversely affect our business.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Appointment of Principal Accounting Officer
We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers):
On June 4, 2025, the Company’s Board of Directors appointed Mr. Ben Kirchhoff, the Company’s Senior Vice President and Chief Accounting Officer, as the Company’s principal accounting officer, effective June 11, 2025 (the “Effective Date”). Following the Effective Date, Mr. Dominic Phillips, the Company’s Executive Vice President and Chief Financial Officer, will cease to serve as its principal accounting officer, but will remain in his role as principal financial officer.
Mr. Kirchhoff, age 50, most recently served as Chief Accounting Officer of Rippling, a technology company, leading the company’s accounting functions from March 2023 to May 2025. Mr. Kirchhoff previously was at Stripe from June 2019 to March 2023, where he served most recently as the Worldwide Controller, and prior to that, he served in various accounting leadership positions at Amazon. Before joining Amazon, Mr. Kirchhoff spent 15 years at Deloitte & Touche LLP. Mr. Kirchhoff holds a Bachelor of Science in Business Administration and a Master of Accountancy from University of North Carolina at Chapel Hill and is a certified public accountant in North Carolina.
Mr. Kirchhoff has entered into a contract of employment with Samsara, pursuant to which he will receive an annual base salary of $393,000 and be eligible to receive a performance bonus of up to $157,200 annually. Mr. Kirchhoff will also receive a restricted stock unit award valued at $4,165,000, which will vest in equal quarterly installments over four years, subject to his continued employment.
In connection with his appointment as principal accounting officer, Samsara expects to enter into its form of indemnification agreement with Mr. Kirchhoff. Mr. Kirchhoff is eligible to participate in the Company’s Executive Change in Control and Severance Plan, which may provide severance benefits to Mr. Kirchhoff in the event that he is terminated without cause in connection, or not in connection, with a change of control.
Mr. Kirchhoff has no family relationships with any director, executive officer, or person nominated or chosen by Samsara to become a director or executive officer of Samsara. Mr. Kirchhoff is not a party to any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
Rule 10b5-1 Trading Arrangements
On March 28, 2025, Adam Eltoukhy, our Executive Vice President, Chief Legal Officer and Corporate Secretary, modified an existing trading plan, which was originally adopted on September 20, 2024 and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). For additional details about the material terms of this trading plan, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, which is incorporated herein by reference. The modified trading plan provides for the sale of up to 154,557 shares of our Class A common stock (less any shares withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). The modified trading plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and will terminate on June 26, 2026, subject to early termination for certain specified events set forth in the plan.

On March 31, 2025, James Andrew Munk, our former Chief Accounting Officer, terminated an existing trading plan, which was originally adopted on September 25, 2024 and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). For additional details about the material terms of this trading plan, refer to the description under the heading “Rule 10b5-1 Trading Arrangements” contained in Part II, Item 5. Other Information of our Quarterly Report on Form 10-Q for the quarter ended November 2, 2024, which is incorporated herein by reference.
During the quarterly period ended May 3, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

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

SAMSARA INC.

Date: June 10, 2025	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: June 10, 2025	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial and Accounting Officer)