Form 10-Q
period 2025-08-02
Samsara Inc.
filed 2025-09-09
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of September 2, 2025, there were 348,744,278 shares of the registrant’s Class A common stock, 224,890,359 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
•our expectations regarding the effects and enforcement of existing and developing laws and regulations, including with respect to taxation, trade (including tariff) policies, privacy and data protection, and the outcomes of litigation that we are or may become subject to from time to time;
•our expectations regarding the effects of the Russia-Ukraine conflict, the conflicts in the Middle East, geopolitical tensions involving China, the emergence of public health crises, and similar macroeconomic events, including financial distress caused by bank failures, the impact of political elections in the United States and abroad, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and changes to monetary, fiscal, and trade (including tariff) policies, on our and our customers’ and partners’ respective businesses;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, or levels of activity, growth, and performance reflected in the forward-looking statements will be achieved, or that the events and circumstances reflected in the forward-looking statements will occur. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including the updated risks and uncertainties described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 25, 2025, as supplemented by our subsequent Quarterly Reports on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events, and circumstances reflected in the forward-looking statements may not occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	August 2, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$258,472	$227,576
Short-term investments	443,327	467,222
Accounts receivable, net	246,084	234,016
Inventories	47,576	38,911
Connected device costs, current	126,719	119,323
Prepaid expenses and other current assets	63,772	58,106
Total current assets	1,185,950	1,145,154
Restricted cash	23,037	18,218
Long-term investments	386,266	282,652
Property and equipment, net	70,438	58,151
Operating lease right-of-use assets	63,970	64,864
Connected device costs, non-current	247,864	242,928
Deferred commissions	226,215	209,341
Other assets	3,359	2,994
Total assets	$2,207,099	$2,024,302
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$30,121	$64,017
Accrued expenses and other current liabilities	86,172	74,976
Accrued compensation and benefits	51,170	43,443
Deferred revenue, current	611,314	563,254
Operating lease liabilities, current	12,809	15,656
Total current liabilities	791,586	761,346
Deferred revenue, non-current	129,198	122,516
Operating lease liabilities, non-current	64,369	64,622
Other liabilities	7,173	6,622
Total liabilities	992,326	955,106
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of August 2, 2025 and February 1, 2025; zero shares issued and outstanding as of August 2, 2025 and February 1, 2025	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of August 2, 2025 and February 1, 2025; 348,744,278 and 295,839,286 shares issued and outstanding as of August 2, 2025 and February 1, 2025, respectively	12	12
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of August 2, 2025 and February 1, 2025; 224,890,359 and 269,879,953 shares issued and outstanding as of August 2, 2025 and February 1, 2025, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of August 2, 2025 and February 1, 2025; zero shares issued and outstanding as of August 2, 2025 and February 1, 2025	—	—
Additional paid-in capital	2,861,440	2,680,012
Accumulated other comprehensive income (loss)	2,224	(846)
Accumulated deficit	(1,648,926)	(1,610,005)
Total stockholders’ equity	1,214,773	1,069,196
Total liabilities and stockholders’ equity	$2,207,099	$2,024,302
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$391,480	$300,202	$758,364	$580,928
Cost of revenue	90,501	73,365	173,670	141,990
Gross profit	300,979	226,837	584,694	438,938
Operating expenses:
Research and development	85,612	76,476	168,854	149,449
Sales and marketing	174,083	151,493	339,483	298,930
General and administrative	67,903	57,062	136,231	114,750
Total operating expenses	327,598	285,031	644,568	563,129
Loss from operations	(26,619)	(58,194)	(59,874)	(124,191)
Interest income and other income, net	11,426	9,626	24,149	19,710
Loss before provision for income taxes	(15,193)	(48,568)	(35,725)	(104,481)
Provision for income taxes	1,607	1,042	3,196	1,418
Net loss	$(16,800)	$(49,610)	$(38,921)	$(105,899)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	733	(1,510)	1,693	(1,410)
Unrealized gains on investments, net of tax	818	3,086	1,377	1,399
Total other comprehensive income (loss)	1,551	1,576	3,070	(11)
Comprehensive loss	$(15,249)	$(48,034)	$(35,851)	$(105,910)
Basic and diluted net loss per share:
Net loss per share, basic and diluted	$(0.03)	$(0.09)	$(0.07)	$(0.19)
Weighted-average shares used in computing net loss per share, basic and diluted	571,738,084	553,917,926	569,739,406	551,285,115
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended August 2, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 3, 2025	569,335,950	$35	$2,758,992	$673	$(1,632,126)	$1,127,574
Issuance of common stock for vesting of restricted stock units (“RSUs”)	3,712,472	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	586,215	—	18,715	—	—	18,715
Stock-based compensation expense	—	—	83,733	—	—	83,733
Other comprehensive income	—	—	—	1,551	—	1,551
Net loss	—	—	—	—	(16,800)	(16,800)
Balance at August 2, 2025	573,634,637	$35	$2,861,440	$2,224	$(1,648,926)	$1,214,773

	Three Months Ended August 3, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 4, 2024	550,805,158	$33	$2,435,213	$29	$(1,511,387)	$923,888
Issuance of common stock for vesting of RSUs	4,928,832	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	627,214	—	16,115	—	—	16,115
Stock-based compensation expense	—	—	72,714	—	—	72,714
Other comprehensive income	—	—	—	1,576	—	1,576
Net loss	—	—	—	—	(49,610)	(49,610)
Balance at August 3, 2024	556,361,204	$33	$2,524,042	$1,605	$(1,560,997)	$964,683

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended August 2, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196
Issuance of common stock for vesting of RSUs	7,299,314	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	616,084	—	18,737	—	—	18,737
Stock-based compensation expense	—	—	162,691	—	—	162,691
Other comprehensive income	—	—	—	3,070	—	3,070
Net loss	—	—	—	—	(38,921)	(38,921)
Balance at August 2, 2025	573,634,637	$35	$2,861,440	$2,224	$(1,648,926)	$1,214,773

	Six Months Ended August 3, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock for vesting of RSUs	9,460,162	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	927,513	—	16,923	—	—	16,923
Stock-based compensation expense	—	—	138,522	—	—	138,522
Other comprehensive loss	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(105,899)	(105,899)
Balance at August 3, 2024	556,361,204	$33	$2,524,042	$1,605	$(1,560,997)	$964,683
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 2, 2025	August 3, 2024
Operating activities
Net loss	$(38,921)	$(105,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,541	9,088
Stock-based compensation expense	158,214	136,260
Net accretion of discounts on investments	(4,988)	(8,289)
Other	(1,043)	1,712
Changes in operating assets and liabilities:
Accounts receivable, net	(14,100)	(20,160)
Inventories	(13,943)	(18,406)
Prepaid expenses and other current assets	(5,653)	12,957
Connected device costs	(10,643)	(10,887)
Deferred commissions	(16,255)	(10,882)
Other assets	181	934
Accounts payable and other liabilities	(15,232)	(1,977)
Deferred revenue	53,900	57,236
Operating lease right-of-use assets and liabilities, net	715	100
Net cash provided by operating activities	102,773	41,787
Investing activities
Purchases of property and equipment	(12,889)	(10,054)
Purchases of investments	(421,946)	(330,057)
Proceeds from sales of investments	—	1,247
Proceeds from maturities and redemptions of investments	348,590	305,726
Other investing activities	(200)	(100)
Net cash used in investing activities	(86,445)	(33,238)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	18,737	16,923
Payment of principal on finance leases	(694)	(944)
Net cash provided by financing activities	18,043	15,979
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	1,344	(563)
Net increase in cash, cash equivalents, and restricted cash	35,715	23,965
Cash, cash equivalents, and restricted cash, beginning of period	245,794	154,738
Cash, cash equivalents, and restricted cash, end of period	$281,509	$178,703
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$1,320	$1,040
Supplemental disclosure of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$210	$147
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of August 2, 2025 and the results of operations for the three and six months ended August 2, 2025 and August 3, 2024, and cash flows for the six months ended August 2, 2025 and August 3, 2024. The condensed consolidated balance sheet as of February 1, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended August 2, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Use of Estimates—The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the period of benefit for connected device costs and deferred commissions, collectability of receivables, inventory valuation, capitalization and useful lives of internal-use software costs, timing and amount of legal contingencies, and accounting for income taxes. Actual results could materially differ from the estimates and assumptions made.
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the six months ended August 2, 2025.
Recently Adopted Accounting Pronouncement—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires further transparency to annual income tax disclosures related to the rate reconciliation and income taxes paid information. This guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending January 31, 2026 and will be applied on a prospective basis. The Company adopted this guidance on February 2, 2025, which will result in additional annual disaggregation of certain tax information within the income tax footnote disclosure.

Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and amortization. As clarified on the subsequent amendment, ASU No. 2025-01, issued by the FASB in January 2025, this guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending January 29, 2028, and subsequent interim periods. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating the timing of its adoption of this ASU and does not expect the adoption to have a material impact on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient for calculating current expected credit losses for current accounts receivable and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This guidance is effective for the Company for its fiscal year beginning February 1, 2026, and interim periods within that fiscal year. Early adoption is permitted and must be applied prospectively. The Company is currently evaluating the timing of its adoption of this ASU and the impact on its consolidated financial statements.
The Company has reviewed all other recently issued accounting pronouncements and concluded they were either not applicable or not expected to have a material impact on the Company’s condensed consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of August 2, 2025 and February 1, 2025, cash and cash equivalents consist of cash and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of August 2, 2025 and February 1, 2025, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of August 2, 2025 and February 1, 2025 primarily consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	August 2, 2025	February 1, 2025
Cash and cash equivalents	$258,472	$227,576
Restricted cash	23,037	18,218
Total cash, cash equivalents, and restricted cash	$281,509	$245,794
There were no material unrealized gains or losses for cash equivalents, either individually or in the aggregate, as of August 2, 2025 and February 1, 2025.
The following is a summary of available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	August 2, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$115,140	$—	$(1)	$115,139
Corporate notes and bonds	460,554	1,514	(114)	461,954
U.S. government and agency securities	252,117	443	(60)	252,500
Total investments	$827,811	$1,956	$(174)	$829,593

	As of
	February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$62,590	$—	$—	$62,590
Corporate notes and bonds	444,360	814	(437)	444,737
U.S. government and agency securities	242,517	283	(253)	242,547
Total investments	$749,467	$1,097	$(690)	$749,874
The Company included $6.9 million and $6.2 million of accrued interest receivable in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of August 2, 2025 and February 1, 2025, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of August 2, 2025 and February 1, 2025 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of August 2, 2025 and February 1, 2025 because such potential losses were not material.
As of August 2, 2025, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
August 2, 2025
Due within one year	$443,327
Due in one year to three years	386,266
Total	$829,593
There were no material gains or losses that were reclassified out of accumulated other comprehensive income (loss), either individually or in the aggregate, during the three and six months ended August 2, 2025 and August 3, 2024.
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

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of August 2, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$64,802	$—	$—	$64,802
Commercial paper	—	95,998	—	95,998
U.S. government and agency securities	—	17,464	—	17,464
Restricted cash—letters of credit	17,806	—	—	17,806
Total cash equivalents and restricted cash	$82,608	$113,462	$—	$196,070

Marketable debt securities
Commercial paper	$—	$115,139	$—	$115,139
Corporate notes and bonds	—	461,954	—	461,954
U.S. government and agency securities	—	252,500	—	252,500
Total marketable debt securities	$—	$829,593	$—	$829,593

	As of February 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$157,601	$—	$—	$157,601
Commercial paper	—	15,686	—	15,686
Corporate notes and bonds	—	2,496	—	2,496
Restricted cash—letters of credit	14,561	—	—	14,561
Total cash equivalents and restricted cash	$172,162	$18,182	$—	$190,344

Marketable debt securities
Commercial paper	$—	$62,590	$—	$62,590
Corporate notes and bonds	—	444,737	—	444,737
U.S. government and agency securities	—	242,547	—	242,547
Total marketable debt securities	$—	$749,874	$—	$749,874
The Company determines the fair value of its security holdings based on pricing from the Company’s service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the six months ended August 2, 2025 and August 3, 2024.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of August 2, 2025 and February 1, 2025 were $226.2 million and $209.3 million, respectively.

The following table provides the amounts capitalized and amortized for commission costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Capitalized commission costs	$28,816	$19,641	$52,511	$37,689
Amortization expense	$18,387	$13,876	$35,637	$26,807
Connected Devices—Total connected device costs, current and non-current, as of August 2, 2025 and February 1, 2025 were $374.6 million and $362.3 million, respectively.
The following table provides the amounts capitalized and amortized for connected device costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Capitalized connected device costs	$40,482	$33,655	$79,055	$67,369
Amortization expense	$34,141	$28,827	$66,723	$56,482
6.    Balance Sheet Components
Inventories—Inventories consist of the following (in thousands):

	As of
	August 2, 2025	February 1, 2025
Raw materials	$7,269	$8,452
Finished goods	40,307	30,459
Total inventories	$47,576	$38,911
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	August 2, 2025	February 1, 2025
Gross property and equipment:
Computers and equipment	$14,794	$6,579
Leasehold improvements	48,498	48,551
Furniture and fixtures	17,625	17,464
Internal-use software costs (1)	65,834	51,410
Total gross property and equipment	146,751	124,004
Accumulated depreciation and amortization (2)	(76,313)	(65,853)
Property and equipment, net (2)	$70,438	$58,151
__________
(1)$14.4 million has been capitalized since February 1, 2025.
(2)The Company wrote off $4.0 million of fully depreciated assets as they were no longer in use during the fiscal year ended February 1, 2025.
The Company’s internal-use software costs included $2.3 million and $4.1 million of capitalized stock-based compensation expense for the three and six months ended August 2, 2025, respectively, and $1.1 million and $2.3 million of capitalized stock-based compensation expense for the three and six months ended August 3, 2024, respectively.

Depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Depreciation and amortization expense (1)	$5,399	$4,633	$10,541	$9,088
__________
(1)Included in these amounts were the amortization of capitalized internal-use software costs of $3.3 million and $6.3 million for the three and six months ended August 2, 2025, respectively, and $2.1 million and $4.0 million for the three and six months ended August 3, 2024, respectively.
7.    Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Revenue Recognition—Subscription revenue is generated from subscriptions to access the Company’s Connected Operations Platform. Subscription agreements contain multiple service elements for one or more of the Company’s cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “Internet of Things (“IoT”) devices”), support services delivered over the term of the arrangement, and warranty coverage. The Company’s Connected Operations Platform and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period.
Other revenue is generally recognized at a point in time and is earned through the sale of replacement IoT devices, as well as shipping and handling fees, and professional services.
Revenue consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Subscription revenue	$383,890	$295,324	$743,494	$571,518
Other revenue	7,590	4,878	14,870	9,410
Total revenue	$391,480	$300,202	$758,364	$580,928
Accounts Receivable—An allowance for credit losses balance of $10.1 million and $9.1 million was recorded as of August 2, 2025 and February 1, 2025, respectively. During the three and six months ended August 2, 2025, the Company recorded a charge of $1.7 million and $3.1 million, respectively, to operations and wrote off $2.4 million and $2.1 million, respectively, against the allowance. During the three and six months ended August 3, 2024, the Company recorded a charge of $1.0 million and $3.2 million, respectively, to operations and wrote off $1.7 million and $3.4 million, respectively, against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Deferred revenue, beginning of period	$706,112	$588,017	$685,770	$565,486
Deferred revenue, end of period	$740,512	$622,722	$740,512	$622,722
Revenue recognized in the period from beginning deferred revenue balance	$344,827	$270,053	$440,914	$331,754
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of August 2, 2025, the Company’s RPO was $3,165.5 million, of which the Company expects to recognize revenue of approximately $1,401.8 million over the next 12 months, with the remaining balance to be recognized thereafter.

Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and six months ended August 2, 2025 and August 3, 2024.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of August 2, 2025 and February 1, 2025.
8.    Leases
The Company leases office space under operating lease agreements that are non-cancelable and have remaining lease terms ranging from one year to approximately six years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Operating lease cost	$4,672	$5,700	$9,413	$11,397
Short-term lease cost	357	182	710	389
Sublease income	(358)	(345)	(716)	(690)
Total lease cost	$4,671	$5,537	$9,407	$11,096
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Cash paid for operating leases	$6,412	$7,021	$12,631	$13,933
Operating lease right-of-use (“ROU”) assets obtained under operating leases	$—	$—	$6,768	$—

	As of
	August 2, 2025	February 1, 2025
Weighted-average remaining lease term—operating leases (in years)	5.2	5.5
Weighted-average discount rate—operating leases	5.36%	5.02%
Future minimum lease payments included in the measurement of operating lease liabilities as of August 2, 2025 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2026	$7,642
2027	17,487
2028	16,034
2029	15,744
2030	15,223
2031 and thereafter	17,222
Total future minimum lease payments (1)	89,352
Less: imputed interest	(12,174)
Total operating lease liabilities	$77,178
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to facility leases for the corporate office facilities in San Francisco, California, as well as other offices for local operations.
Fiscal year 2026 lease modification
In March 2025, the Company amended the lease for certain office space, which resulted in additional operating lease liabilities arising from obtaining ROU assets of $6.8 million.

Finance leases
In addition to its operating leases, the Company has non-cancelable finance leases for equipment. The balances for finance leases were immaterial as of August 2, 2025 and February 1, 2025 and were recorded in “Other assets,” “Accrued expenses and other current liabilities,” and “Other liabilities” on the condensed consolidated balance sheets.
9.    Commitments and Contingencies
Operating Leases—See Note 8, “Leases,” for the maturities of operating lease liabilities as of August 2, 2025.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and joint design manufacturers. There were no material contractual obligations that were entered into by the Company during the six months ended August 2, 2025 that were outside of the ordinary course of business.
Letters of Credit—As of August 2, 2025 and February 1, 2025, the Company had $17.8 million and $14.6 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
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
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of August 2, 2025 were also not material.
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
10.    Equity
There were 348,744,278, 224,890,359, and zero shares of Class A, Class B, and Class C common stock, respectively, issued and outstanding as of August 2, 2025. There were 295,839,286, 269,879,953, and zero shares of Class A, Class B, and Class C common stock, respectively, issued and outstanding as of February 1, 2025.

The Company had reserved shares of common stock for future issuance as of August 2, 2025 and February 1, 2025, as follows:

	As of
	August 2, 2025	February 1, 2025
2015 Equity Incentive Plan:
Options outstanding	5,599,181	5,632,520
RSUs outstanding	76,229	790,123
2021 Equity Incentive Plan:
RSUs outstanding	20,965,069	21,520,741
Shares available for future grants	112,775,180	90,518,967
2021 Employee Stock Purchase Plan:
Shares available for future issuance	26,358,940	21,284,493
Total shares of common stock reserved for future issuance	165,774,599	139,746,844
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of August 2, 2025 includes 28,285,961 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—A summary of the stock options activity under the 2015 Plan during the six months ended August 2, 2025 is presented below (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance as of February 1, 2025	5,632,520	$5.40	4.9	$259,635
Granted	—	$—
Exercised	(33,339)	$0.78
Forfeited, canceled, or expired	—	$—
Balance as of August 2, 2025	5,599,181	$5.43	4.4	$171,213
Exercisable as of August 2, 2025	5,599,181	$5.43	4.4	$171,213
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $1.2 million and $11.1 million during the six months ended August 2, 2025 and August 3, 2024, respectively.
As of August 2, 2025, the Company had no remaining unrecognized stock-based compensation expense related to outstanding stock options.

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
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the six months ended August 2, 2025 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 1, 2025	22,310,864	$23.14
Granted	7,993,176	$35.69
Vested	(7,299,314)	$21.62
Forfeited	(1,963,428)	$26.03
Balance as of August 2, 2025	21,041,298	$28.17
As of August 2, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $551.6 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of August 2, 2025 includes 5,657,192 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the six months ended August 2, 2025 and August 3, 2024, 582,745 and 616,193 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $18.7 million and $16.1 million, respectively.
As of August 2, 2025, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $7.0 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.7 years.

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

Six Months Ended
	August 2, 2025	August 3, 2024
Expected volatility	51.7% – 57.6%	53.2% – 57.4%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	4.1% – 4.3%	5.2% – 5.4%
Expected dividend yield	—%	—%
Expected volatility—The expected volatility for the six months ended August 2, 2025 and August 3, 2024 was based on the historical volatility of the Company.
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
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Stock options	$—	$773	$—	$1,557
RSUs	78,086	67,630	152,148	128,498
Employee stock purchase plan	3,049	3,201	6,066	6,205
Total stock-based compensation expense	$81,135	$71,604	$158,214	$136,260
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Cost of revenue	$3,620	$3,218	$6,867	$6,148
Research and development	29,859	25,977	56,879	49,376
Sales and marketing	23,836	21,386	47,384	39,878
General and administrative	23,820	21,023	47,084	40,858
Total stock-based compensation expense	$81,135	$71,604	$158,214	$136,260
11.    Income Taxes
The Company had an effective tax rate of (10.6%) and (2.1%) for the three months ended August 2, 2025 and August 3, 2024, respectively, and (8.9%) and (1.4%) for the six months ended August 2, 2025 and August 3, 2024, respectively. The Company’s provision for income taxes was $1.6 million and $1.0 million for the three months ended August 2, 2025 and August 3, 2024, respectively, and $3.2 million and $1.4 million for the six months ended August 2, 2025 and August 3, 2024, respectively. The Company has incurred U.S. operating losses and has minimal profits in foreign jurisdictions.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.

As of August 2, 2025 and February 1, 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of August 2, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the six months ended August 2, 2025, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations is generally open for all fiscal years after fiscal year 2022, during which the Company is subject to examination by U.S. federal, state, and foreign authorities, where applicable.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law and includes a broad range of tax reform provisions, including reinstating 100% tax bonus depreciation and immediate expensing for domestic research and experimental expenditures. We are currently evaluating the potential impact of the OBBBA on our current fiscal year effective tax rate.
12.    Net Loss Per Share, Basic and Diluted
For purposes of calculating net loss per share, the Company continues to use the two-class method. As Class A, Class B, and Class C common stock have identical liquidation and dividend rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net loss per share are the same for all classes of Samsara’s common stock, on both an individual and combined basis, and therefore are presented together.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Numerator:
Net loss	$(16,800)	$(49,610)	$(38,921)	$(105,899)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	571,738,084	553,917,926	569,739,406	551,285,115
Net loss per share, basic and diluted	$(0.03)	$(0.09)	$(0.07)	$(0.19)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Outstanding stock options	5,599,181	5,854,565	5,599,181	5,854,565
RSUs	21,041,298	31,327,886	21,041,298	31,327,886
Employee stock purchase rights	660,406	712,979	660,406	712,979
Total antidilutive securities	27,300,885	37,895,430	27,300,885	37,895,430
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
The table below presents selected financial information for the single operating segment for the six months ended August 2, 2025 and August 3, 2024 (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
Revenue	$391,480	$300,202	$758,364	$580,928
Cost of revenue (1) (2)	26,201	21,286	50,644	44,241
Research and development (1)	55,753	50,499	111,975	100,073
Sales and marketing (1) (3)	130,921	115,178	254,368	229,449
General and administrative (1)	44,083	36,039	89,147	73,892
Stock-based compensation expense	81,135	71,604	158,214	136,260
Amortization of connected device costs	35,143	29,722	68,523	58,272
Cloud and cellular costs	25,537	19,139	47,636	33,329
Sales commissions	19,326	14,929	37,731	29,603
Segment operating loss	$(26,619)	$(58,194)	$(59,874)	$(124,191)

Interest income and other income, net (4)	11,426	9,626	24,149	19,710
Provision for income taxes	1,607	1,042	3,196	1,418
Segment net loss	$(16,800)	$(49,610)	$(38,921)	$(105,899)
__________
(1)These segment expenses exclude stock-based compensation expense, which is presented separately.
(2)Cost of revenue also excludes amortization of connected device costs and cloud and cellular costs, which are presented separately.
(3)Sales and marketing also excludes sales commissions, which is presented separately.
(4)This includes interest income of $11.5 million and $22.6 million for the three and six months ended August 2, 2025, respectively, and $10.6 million and $21.0 million for the three and six months ended August 3, 2024, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment, including depreciation and amortization expense.
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2025	August 3, 2024	August 2, 2025	August 3, 2024
United States	$334,958	$260,430	$651,950	$503,450
Other (1)	56,522	39,772	106,414	77,478
Total revenue	$391,480	$300,202	$758,364	$580,928
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	August 2, 2025	February 1, 2025
United States	$124,068	$118,808
Other (1)	10,340	4,207
Total long-lived assets, net	$134,408	$123,015
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 1, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 25, 2025, and (2) our unaudited condensed consolidated financial statements and related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and “Risk Factors” included under Part I, Item 1A. of our Annual Report on Form 10-K filed with the SEC on March 25, 2025, as supplemented by our subsequent Quarterly Reports on Form 10-Q, for a discussion of forward-looking statements and important factors that could impact our business and cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or implied by past results and trends. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal years 2026 and 2025 each consist of 52 weeks, with the fourth quarter consisting of 13 weeks, and our fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks.
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
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended August 2, 2025 and August 3, 2024, our revenue was $391.5 million and $300.2 million, respectively. Our net loss was $16.8 million and $49.6 million for the three months ended August 2, 2025 and August 3, 2024, respectively. For the six months ended August 2, 2025 and August 3, 2024, our revenue was $758.4 million and $580.9 million, respectively. Our net loss was $38.9 million and $105.9 million for the six months ended August 2, 2025 and August 3, 2024, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to expand our customers’ use of our Connected Operations Platform.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	August 2, 2025	August 3, 2024
Annual recurring revenue (“ARR”)	$1,640,113	$1,263,950
Customers > $100,000 ARR (1)	2,771	2,120
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
To better reflect the structure of our largest enterprise customers, who often have multiple subsidiaries and grow through mergers and acquisitions, we adjusted our definition of a customer in the fiscal quarter ended May 3, 2025. Previously, separate entities within a larger organization were counted as individual customers. We now define a customer as an entity, or group of affiliated entities with a shared parent organization, that has ARR of greater than $1,000 at the end of a reporting period. This better aligns with our current go-to-market strategy and how we assign sales representatives to customer accounts. Determinations regarding the relationship between customer entities are primarily based on publicly available information and information supplied to us by our customers, and we have not independently verified the legal relationship between entities in all cases. Our customer count is subject to adjustments for mergers and acquisitions, spin-offs, segmentation by geography, and other market and commercial activity.
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

Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations could be affected by global macroeconomic trends and events such as inflationary pressure, fluctuations in foreign currency exchange rates, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating fuel costs), labor shortages, delayed or reduced spending on information technology (“IT”) products, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and geopolitical tensions involving China, the outcome of political elections in the United States and abroad, new monetary, fiscal, and trade policies (including tariff policies and import and export restrictions), and the emergence of public health crises. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and “Risk Factors” included under Part I, Item 1A and elsewhere in our Annual Report on Form 10-K filed on March 25, 2025, as supplemented by our subsequent Quarterly Reports on Form 10-Q, for further discussion of the impacts of macroeconomic trends on our business.
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
In each of our past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform. The remaining portion of our revenue not generated from subscriptions to our Connected Operations Platform is derived from the sale of replacement IoT devices, shipping and handling fees, and professional services.
Cost of Revenue
Cost of revenue consists primarily of the amortization of connected device costs associated with subscription agreements, third-party cloud and cellular costs, employee-related costs directly associated with our customer support and operations, including salaries, benefits and stock-based compensation, amortization of internal-use software costs, fulfillment costs, warranty costs, write-downs of excess and obsolete inventory, and costs associated with software subscriptions and office facilities.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, benefits and stock-based compensation, associated with improvements to our platform and the development of new product offerings, expenses directly related to the development of our IoT devices, and costs associated with software subscriptions and office facilities. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Platform.

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
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, benefits, stock-based compensation, and sales commissions, incurred to acquire new customers and increase product adoption with our existing customers. Sales and marketing expenses also include marketing activities, promotional events, and costs associated with software subscriptions and office facilities.
We plan to continue to invest in sales and marketing to expand our customers’ use of our Connected Operations Platform and increase our brand awareness. As a result, we expect our sales and marketing expenses to generally increase in absolute dollars for the foreseeable future. Our sales and marketing expenses have fluctuated in the past and may in the future fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses, including seasonally higher spend on promotional events in the first half of our fiscal year.
General and Administrative
General and administrative expenses consist primarily of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, benefits and stock-based compensation. General and administrative expenses also include costs related to fees paid for professional services, including legal, accounting, recruiting and other consulting services, as well as costs associated with software subscriptions and office facilities.
We expect our general and administrative expenses to continue to increase in absolute dollars for the foreseeable future to support our growth. Our general and administrative expenses have fluctuated in the past and may in the future fluctuate as a percentage of our revenue from period to period due to the timing and extent of these expenses.
Interest Income and Other Income, Net
Interest income and other income, net, consists primarily of income earned on our money market funds and marketable debt securities, including amortization of premiums and accretion of discounts. It also includes the effect of changes in foreign currency exchange rates. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
Comparison of the Three and Six Months Ended August 2, 2025 and August 3, 2024
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2025	August 3, 2024	Amount	%	August 2, 2025	August 3, 2024	Amount	%
Revenue	$391,480	$300,202	$91,278	30%	$758,364	$580,928	$177,436	31%
Revenue increased by $91.3 million and $177.4 million, or 30% and 31%, for the three and six months ended August 2, 2025, respectively, compared to the three and six months ended August 3, 2024, primarily due to an increase in new customers and increased purchases of subscriptions to our solution, including subscriptions to additional Applications, by existing customers.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2025	August 3, 2024	Amount	%	August 2, 2025	August 3, 2024	Amount	%
Cost of revenue	$90,501	$73,365	$17,136	23%	$173,670	$141,990	$31,680	22%
Gross profit	$300,979	$226,837			$584,694	$438,938
Gross margin	77%	76%			77%	76%
Cost of revenue increased by $17.1 million, or 23%, for the three months ended August 2, 2025 compared to the three months ended August 3, 2024, primarily due to $6.4 million of increased cloud and cellular costs associated with our product offerings and $7.6 million of increased connected device costs. The increases in connected device costs and cloud and cellular costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 77% for the three months ended August 2, 2025 compared to 76% for the three months ended August 3, 2024, mainly due to operational efficiencies in connected device costs and direct labor costs.
Cost of revenue increased by $31.7 million, or 22%, for the six months ended August 2, 2025 compared to the six months ended August 3, 2024, primarily due to $14.3 million of increased cloud and cellular costs associated with our product offerings, $10.3 million of increased amortization of connected device costs, and $2.6 million of increased employee-related costs, which included a $1.9 million increase in salaries and benefits and related employer taxes and a $0.7 million increase in stock-based compensation expense. The increases in amortization of connected device costs and cloud and cellular costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 77% for the six months ended August 2, 2025 compared to 76% for the six months ended August 3, 2024, mainly due to operational efficiencies in connected device costs and direct labor costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2025	August 3, 2024	Amount	%	August 2, 2025	August 3, 2024	Amount	%
Research and development	$85,612	$76,476	$9,136	12%	$168,854	$149,449	$19,405	13%
Percentage of revenue	22%	26%			22%	26%
Research and development expense increased by $9.1 million, or 12%, for the three months ended August 2, 2025 compared to the three months ended August 3, 2024, primarily due to a $4.7 million increase in employee-related costs, which included a $3.9 million increase in stock-based compensation expense and a $0.8 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support our research and development organization. The increase in research and development expense was also due to a $1.9 million increase in expenses directly related to the development of our IoT devices and a $1.1 million increase in costs associated with software subscriptions and office facilities.
Research and development expense increased by $19.4 million, or 13%, for the six months ended August 2, 2025 compared to the six months ended August 3, 2024, primarily due to a $12.5 million increase in employee-related costs, which included a $7.5 million increase in stock-based compensation expense and a $5.0 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount to support our research and development organization. The increase in research and development expense was also due to a $2.0 million increase in costs associated with software subscriptions and office facilities and a $2.0 million increase in expenses directly related to the development of our IoT devices.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2025	August 3, 2024	Amount	%	August 2, 2025	August 3, 2024	Amount	%
Sales and marketing	$174,083	$151,493	$22,590	15%	$339,483	$298,930	$40,553	14%
Percentage of revenue	45%	50%			45%	51%
Sales and marketing expense increased by $22.6 million, or 15%, for the three months ended August 2, 2025 compared to the three months ended August 3, 2024, primarily due to a $17.2 million increase in employee-related costs, which included a $10.3 million increase in salaries and benefits and related employer taxes, a $4.4 million increase in sales commissions, and a $2.4 million increase in stock-based compensation expense, primarily due to increased headcount to support our sales organization. The increase in sales and marketing expense was also due to a $3.5 million increase in expenditures incurred to generate demand through various marketing channels and promotional events, including our annual conference.
Sales and marketing expense increased by $40.6 million, or 14%, for the six months ended August 2, 2025 compared to the six months ended August 3, 2024, primarily due to a $35.0 million increase in employee-related costs, which included a $19.4 million increase in salaries and benefits and related employer taxes, a $8.1 million increase in sales commissions, and a $7.5 million increase in stock-based compensation expense, primarily due to increased headcount to support our sales organization.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2025	August 3, 2024	Amount	%	August 2, 2025	August 3, 2024	Amount	%
General and administrative	$67,903	$57,062	$10,841	19%	$136,231	$114,750	$21,481	19%
Percentage of revenue	17%	19%			18%	20%
General and administrative expense increased by $10.8 million, or 19%, for the three months ended August 2, 2025 compared to the three months ended August 3, 2024, primarily due to a $5.0 million increase in employee-related costs, which included a $2.8 million increase in stock-based compensation expense and a $2.2 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount. The increase in general and administrative expense was also due to a $4.8 million increase in consulting and professional services fees.
General and administrative expense increased by $21.5 million, or 19%, for the six months ended August 2, 2025 compared to the six months ended August 3, 2024, primarily due to an $11.8 million increase in consulting and professional services fees and a $10.0 million increase in employee-related costs, which included a $6.3 million increase in stock-based compensation expense and a $3.7 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount.
Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2025	August 3, 2024	Amount	%	August 2, 2025	August 3, 2024	Amount	%
Interest income and other income, net	$11,426	$9,626	$1,800	19%	$24,149	$19,710	$4,439	23%
Interest income and other income, net, increased by $1.8 million, or 19%, for the three months ended August 2, 2025 compared to the three months ended August 3, 2024. This increase was favorably impacted by $1.0 million in higher foreign currency gains and $0.8 million in higher interest income earned on a larger balance of our marketable debt securities and money market funds.
Interest income and other income, net, increased by $4.4 million, or 23%, for the six months ended August 2, 2025 compared to the six months ended August 3, 2024. This increase was favorably impacted by $2.9 million in higher foreign currency gains and $1.6 million in higher interest income earned on a larger balance of our marketable debt securities and money market funds.

Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 2, 2025	August 3, 2024	Amount	%	August 2, 2025	August 3, 2024	Amount	%
Provision for income taxes	$1,607	$1,042	$565	54%	$3,196	$1,418	$1,778	125%
Effective tax rate	(10.6%)	(2.1%)			(8.9%)	(1.4%)
The provision for income taxes increased by $0.6 million and $1.8 million, or 54% and 125%, for the three and six months ended August 2, 2025, respectively, compared to the three and six months ended August 3, 2024, primarily due to higher taxes related to the growth of our operations in foreign jurisdictions.
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

	Three Months Ended
	August 2, 2025	August 3, 2024
Non-GAAP gross profit	$305,692	$230,776
Non-GAAP gross margin	78%	77%
Non-GAAP operating income	$59,698	$17,552
Non-GAAP operating margin	15%	6%
Non-GAAP net income	$69,517	$26,136

	Six Months Ended
	August 2, 2025	August 3, 2024
Free cash flow	$89,884	$31,733
Free cash flow margin	12%	5%
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
Expenses Excluded from Non-GAAP Performance Financial Measures
Stock-based compensation expense-related charges include the amortization of deferred stock-based compensation expense for capitalized software and employer taxes on employee equity transactions. Stock-based compensation expense is a non-cash expense and is dependent on our stock price, which is beyond our control. Accordingly, we find it useful to exclude stock-based compensation expense in order to better understand our ongoing operational performance. Employer taxes on employee equity transactions, which are a cash expense, are excluded because such taxes are directly tied to the timing and size of employee equity transactions and the future fair market value of our common stock, which may vary from period to period independent of the operating performance of our business.
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

	Three Months Ended
	August 2, 2025	August 3, 2024
Gross profit	$300,979	$226,837
Add:
Stock-based compensation expense-related charges (1)	4,713	3,939
Non-GAAP gross profit	$305,692	$230,776
GAAP gross margin	77%	76%
Non-GAAP gross margin	78%	77%
__________
(1)Stock-based compensation expense-related charges included approximately $0.3 million and $0.2 million of employer taxes on employee equity transactions for the three months ended August 2, 2025 and August 3, 2024, respectively.
Non-GAAP Operating Income (Loss) and Non-GAAP Operating Margin
We define non-GAAP operating income (loss) as operating income (loss) excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. Non-GAAP operating margin is defined as non-GAAP operating income (loss) as a percentage of total revenue. We use non-GAAP operating income (loss) and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP operating income (loss) and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP operating income to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	August 2, 2025	August 3, 2024
Loss from operations	$(26,619)	$(58,194)
Add:
Stock-based compensation expense-related charges (1)	86,317	75,746
Non-GAAP operating income	$59,698	$17,552
GAAP operating margin	(7%)	(19%)
Non-GAAP operating margin	15%	6%
__________
(1)Stock-based compensation expense-related charges included approximately $4.4 million and $3.6 million of employer taxes on employee equity transactions for the three months ended August 2, 2025 and August 3, 2024, respectively.

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

	Three Months Ended
	August 2, 2025	August 3, 2024
Net loss	$(16,800)	$(49,610)
Add:
Stock-based compensation expense-related charges	86,317	75,746
Non-GAAP net income (1)	$69,517	$26,136
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

	Six Months Ended
	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$102,773	$41,787
Purchases of property and equipment	(12,889)	(10,054)
Free cash flow	$89,884	$31,733
Net cash provided by operating activities margin	14%	7%
Free cash flow margin	12%	5%
Net cash used in investing activities	$(86,445)	$(33,238)
Net cash provided by financing activities	$18,043	$15,979
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,648.9 million as of August 2, 2025. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.

As of August 2, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $1,088.1 million. Cash and cash equivalents consisted of cash as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include employee-related expenditures, third-party cloud and cellular costs, sales and marketing expenses, overhead expenses, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Platform.
Our future capital requirements will depend on many factors, including, but not limited to, our growth, our ability to attract and retain customers, the continued market acceptance of our solution, the timing and extent of spending necessary to support our efforts to develop our Connected Operations Platform and meet our performance obligations related to customers, the expansion of sales and marketing activities, and the impact of macroeconomic conditions on our and our customers’ and partners’ businesses. Further, we may in the future enter into arrangements to acquire or invest in businesses, products, services, and technologies. We may be required to seek additional equity or debt financing. In the event that additional financing is required, we may not be able to raise it on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, financial condition, and results of operations could be adversely affected.
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended
	August 2, 2025	August 3, 2024
Net cash provided by operating activities	$102,773	$41,787
Net cash used in investing activities	$(86,445)	$(33,238)
Net cash provided by financing activities	$18,043	$15,979
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, sales and marketing expenses, inventory and related connected device costs, third-party cloud and cellular costs, and overhead expenses. Although we generated positive operating cash flows beginning in fiscal year 2025, we generated negative cash flows from operations in the preceding two fiscal years. We have supplemented working capital through net proceeds from the sale of equity securities.
Cash provided by operating activities mainly consists of our net loss adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, net accretion of discounts on marketable debt securities, and non-cash operating lease costs, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $102.8 million for the six months ended August 2, 2025. This consisted of a net loss of $38.9 million, adjusted for non-cash charges of $162.7 million, and changes in our operating assets and liabilities of $21.0 million. The non-cash charges were primarily composed of stock-based compensation expense of $158.2 million and depreciation and amortization of $10.5 million, partially offset by net accretion of discounts on marketable debt securities of $5.0 million. Changes in our operating assets and liabilities during the six months ended August 2, 2025 reflect an increase in deferred commissions, connected device costs, and accounts receivable from customers due to the growth of our business, an increase in vendor payments as well as inventory levels to meet anticipated demand requirements, partially offset by increases in deferred revenue due to the growth of our business during the six months ended August 2, 2025.
Cash provided by operating activities was $41.8 million for the six months ended August 3, 2024. This consisted of a net loss of $105.9 million, adjusted for non-cash charges of $138.8 million, and changes in our operating assets and liabilities of $8.9 million. The non-cash charges were primarily composed of stock-based compensation expense of $136.3 million and depreciation and amortization of $9.1 million, partially offset by net accretion of discounts on marketable debt securities of $8.3 million. Changes in our operating assets and liabilities during the six months ended August 3, 2024 reflect increases in deferred revenue due to the growth of our business and lower prepaid expenses and other current assets, partially offset by increased accounts receivable from customers, higher levels of inventories to meet anticipated demand requirements, higher connected device costs, and higher deferred commissions during the six months ended August 3, 2024.
Investing Activities
Cash used in investing activities was $86.4 million for the six months ended August 2, 2025, which primarily consisted of $421.9 million of purchases of investments and $12.9 million of capital expenditures for internal-use software costs and our office facilities, partially offset by $348.6 million of proceeds from maturities and redemptions of investments.

Cash used in investing activities was $33.2 million for the six months ended August 3, 2024, which primarily consisted of $330.1 million of purchases of investments and $10.1 million of capital expenditures for internal-use software costs and our office facilities, partially offset by $305.7 million of proceeds from maturities and redemptions of investments and $1.2 million of proceeds from sales of investments.
Financing Activities
Cash provided by financing activities was $18.0 million for the six months ended August 2, 2025, which primarily consisted of $18.7 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $0.7 million in payments of principal on finance leases.
Cash provided by financing activities was $16.0 million for the six months ended August 3, 2024, which primarily consisted of $16.9 million of proceeds from employee stock purchases under the 2021 ESPP and exercises of stock options, partially offset by $0.9 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of August 2, 2025. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting estimates during the six months ended August 2, 2025.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, see Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange and inflation risks.
Interest Rate Risk
As of August 2, 2025, we had $1,088.1 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $23.0 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $7.8 million or an increase of $7.6 million in the market value of our cash equivalents and short-term and long-term investments as of August 2, 2025.
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
Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended August 2, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. You should carefully consider the risks and uncertainties described under the section “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 3, 2025, which remain applicable to our business, together with all of the other information contained in this Quarterly Report on Form 10-Q, including the sections titled “Special Note Regarding Forward-Looking Statements” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. These factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarterly period ended August 2, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

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

SAMSARA INC.

Date: September 9, 2025	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2025	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)