Form 10-Q
period 2025-11-01
Samsara Inc.
filed 2025-12-09
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of December 2, 2025, there were 358,191,765 shares of the registrant’s Class A common stock, 218,812,292 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

		Page
	Special Note Regarding Forward-Looking Statements	2
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets as of November 1, 2025 and February 1, 2025	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended November 1, 2025 and November 2, 2024	5
	Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended November 1, 2025 and November 2, 2024	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended November 1, 2025 and November 2, 2024	8
	Notes to Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	38
SIGNATURES		39

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
Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:
•our future financial performance, including our expectations regarding our revenue, cost of revenue, operating expenses, other key business metrics and non-GAAP financial measures, our ability to determine reserves, and our ability to maintain future profitability;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	November 1, 2025	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$275,111	$227,576
Short-term investments	486,725	467,222
Accounts receivable, net	256,676	234,016
Inventories	54,955	38,911
Connected device costs, current	132,037	119,323
Prepaid expenses and other current assets	52,475	58,106
Total current assets	1,257,979	1,145,154
Restricted cash	21,269	18,218
Long-term investments	385,332	282,652
Property and equipment, net	77,894	58,151
Operating lease right-of-use assets	62,821	64,864
Connected device costs, non-current	261,548	242,928
Deferred commissions	238,999	209,341
Other assets	7,852	2,994
Total assets	$2,313,694	$2,024,302
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,768	$64,017
Accrued expenses and other current liabilities	94,643	74,976
Accrued compensation and benefits	58,307	43,443
Deferred revenue, current	620,853	563,254
Operating lease liabilities, current	12,822	15,656
Total current liabilities	806,393	761,346
Deferred revenue, non-current	133,855	122,516
Operating lease liabilities, non-current	62,815	64,622
Other liabilities	7,276	6,622
Total liabilities	1,010,339	955,106
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of November 1, 2025 and February 1, 2025; zero shares issued and outstanding as of November 1, 2025 and February 1, 2025	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of November 1, 2025 and February 1, 2025; 358,191,765 and 295,839,286 shares issued and outstanding as of November 1, 2025 and February 1, 2025, respectively	12	12
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of November 1, 2025 and February 1, 2025; 218,812,292 and 269,879,953 shares issued and outstanding as of November 1, 2025 and February 1, 2025, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of November 1, 2025 and February 1, 2025; zero shares issued and outstanding as of November 1, 2025 and February 1, 2025	—	—
Additional paid-in capital	2,941,680	2,680,012
Accumulated other comprehensive income (loss)	2,800	(846)
Accumulated deficit	(1,641,160)	(1,610,005)
Total stockholders’ equity	1,303,355	1,069,196
Total liabilities and stockholders’ equity	$2,313,694	$2,024,302
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$415,975	$321,981	$1,174,339	$902,909
Cost of revenue	96,964	76,027	270,634	218,017
Gross profit	319,011	245,954	903,705	684,892
Operating expenses:
Research and development	86,219	76,990	255,073	226,439
Sales and marketing	168,392	150,065	507,875	448,995
General and administrative	66,121	62,660	202,352	177,410
Lease modification, impairment, and related charges	—	3,609	—	3,609
Total operating expenses	320,732	293,324	965,300	856,453
Loss from operations	(1,721)	(47,370)	(61,595)	(171,561)
Interest income and other income, net	10,816	10,057	34,965	29,767
Income (loss) before provision for income taxes	9,095	(37,313)	(26,630)	(141,794)
Provision for income taxes	1,329	493	4,525	1,911
Net income (loss)	$7,766	$(37,806)	$(31,155)	$(143,705)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	312	(361)	2,005	(1,771)
Unrealized gains (losses) on investments, net of tax	264	(1,244)	1,641	155
Total other comprehensive income (loss)	576	(1,605)	3,646	(1,616)
Comprehensive income (loss)	$8,342	$(39,411)	$(27,509)	$(145,321)
Basic and diluted net income (loss) per share:
Net income (loss) per share, basic and diluted	$0.01	$(0.07)	$(0.05)	$(0.26)
Weighted-average shares used in computing net income (loss) per share, basic	575,474,834	559,006,539	571,651,216	553,858,923
Weighted-average shares used in computing net income (loss) per share, diluted	585,638,708	559,006,539	571,651,216	553,858,923
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended November 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at August 2, 2025	573,634,637	$35	$2,861,440	$2,224	$(1,648,926)	$1,214,773
Issuance of common stock for vesting of restricted stock units (“RSUs”)	3,342,853	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	26,567	—	8	—	—	8
Stock-based compensation expense	—	—	80,232	—	—	80,232
Other comprehensive income	—	—	—	576	—	576
Net income	—	—	—	—	7,766	7,766
Balance at November 1, 2025	577,004,057	$35	$2,941,680	$2,800	$(1,641,160)	$1,303,355

	Three Months Ended November 2, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at August 3, 2024	556,361,204	$33	$2,524,042	$1,605	$(1,560,997)	$964,683
Issuance of common stock for vesting of RSUs	4,617,756	1	—	—	—	1
Issuance of common stock in connection with equity compensation plans	218,795	—	36	—	—	36
Shares withheld related to net share settlement of RSUs	(140)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	73,833	—	—	73,833
Other comprehensive loss	—	—	—	(1,605)	—	(1,605)
Net loss	—	—	—	—	(37,806)	(37,806)
Balance at November 2, 2024	561,197,615	$34	$2,597,904	$—	$(1,598,803)	$999,135

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Nine Months Ended November 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196
Issuance of common stock for vesting of RSUs	10,642,167	—	—	—	—	—
Issuance of common stock in connection with equity compensation plans	642,651	—	18,745	—	—	18,745
Stock-based compensation expense	—	—	242,923	—	—	242,923
Other comprehensive income	—	—	—	3,646	—	3,646
Net loss	—	—	—	—	(31,155)	(31,155)
Balance at November 1, 2025	577,004,057	$35	$2,941,680	$2,800	$(1,641,160)	$1,303,355

	Nine Months Ended November 2, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock for vesting of RSUs	14,077,918	2	—	—	—	2
Issuance of common stock in connection with equity compensation plans	1,146,308	—	16,959	—	—	16,959
Shares withheld related to net share settlement of RSUs	(140)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	212,355	—	—	212,355
Other comprehensive loss	—	—	—	(1,616)	—	(1,616)
Net loss	—	—	—	—	(143,705)	(143,705)
Balance at November 2, 2024	561,197,615	$34	$2,597,904	$—	$(1,598,803)	$999,135
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	November 1, 2025	November 2, 2024
Operating activities
Net loss	$(31,155)	$(143,705)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,616	15,845
Stock-based compensation expense	236,057	208,852
Net accretion of discounts on investments	(7,781)	(12,173)
Lease modification, impairment, and related charges	—	3,609
Other	3,756	3,992
Changes in operating assets and liabilities:
Accounts receivable, net	(34,890)	(23,192)
Inventories	(25,159)	(20,181)
Prepaid expenses and other current assets	5,643	16,899
Connected device costs	(29,321)	(15,127)
Deferred commissions	(28,922)	(18,451)
Other assets	(3,181)	822
Accounts payable and other liabilities	(2,014)	(13,791)
Deferred revenue	65,769	74,236
Operating lease right-of-use assets and liabilities, net	1,059	165
Net cash provided by operating activities	166,477	77,800
Investing activities
Purchases of property and equipment	(20,748)	(14,830)
Purchases of investments	(643,124)	(526,086)
Proceeds from sales of investments	—	1,247
Proceeds from maturities and redemptions of investments	530,360	472,766
Other investing activities	(1,200)	(200)
Net cash used in investing activities	(134,712)	(67,103)
Financing activities
Proceeds from issuance of common stock in connection with equity compensation plans	18,745	16,959
Other financing activities	(841)	(1,347)
Net cash provided by financing activities	17,904	15,612
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	917	(458)
Net increase in cash, cash equivalents, and restricted cash	50,586	25,851
Cash, cash equivalents, and restricted cash, beginning of period	245,794	154,738
Cash, cash equivalents, and restricted cash, end of period	$296,380	$180,589
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$2,345	$2,369
Supplemental disclosure of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$863	$376
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the Company’s financial position as of November 1, 2025 and the results of operations for the three and nine months ended November 1, 2025 and November 2, 2024, and cash flows for the nine months ended November 1, 2025 and November 2, 2024. The condensed consolidated balance sheet as of February 1, 2025 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended November 1, 2025 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the nine months ended November 1, 2025.
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

Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and amortization. As clarified on the subsequent amendment, ASU No. 2025-01, issued by the FASB in January 2025, this guidance is effective for the Company’s Annual Report on Form 10-K for the fiscal year ending January 29, 2028, and subsequent interim periods. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient for calculating current expected credit losses for current accounts receivable and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This guidance is effective for the Company for its fiscal year beginning February 1, 2026, and interim periods within that fiscal year. Early adoption is permitted and must be applied prospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software. ASU 2025-06 removes all references to software development stages and requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. This guidance is effective for the Company for its fiscal year beginning January 30, 2028, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This standard enhances consistency in interim reporting for all entities by clarifying interim disclosure requirements and the form and content of interim financial statements in accordance with GAAP. This guidance is effective for the Company for its fiscal year beginning January 30, 2028, and interim periods within that fiscal year. Early adoption is permitted and must be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of November 1, 2025 and February 1, 2025, cash and cash equivalents consist of cash and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of November 1, 2025 and February 1, 2025, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of November 1, 2025 and February 1, 2025 primarily consists of letters of credit secured as collateral on the Company’s office space leases.
Total cash, cash equivalents, and restricted cash consist of the following (in thousands):

	As of
	November 1, 2025	February 1, 2025
Cash and cash equivalents	$275,111	$227,576
Restricted cash	21,269	18,218
Total cash, cash equivalents, and restricted cash	$296,380	$245,794
There were no material unrealized gains or losses for cash equivalents, either individually or in the aggregate, as of November 1, 2025 and February 1, 2025.

The following is a summary of available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	November 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$127,649	$—	$(1)	$127,648
Corporate notes and bonds	456,299	1,725	(128)	457,896
U.S. government and agency securities	286,064	520	(71)	286,513
Total investments	$870,012	$2,245	$(200)	$872,057

	As of
	February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$62,590	$—	$—	$62,590
Corporate notes and bonds	444,360	814	(437)	444,737
U.S. government and agency securities	242,517	283	(253)	242,547
Total investments	$749,467	$1,097	$(690)	$749,874
The Company included $6.2 million and $6.2 million of accrued interest receivable in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of November 1, 2025 and February 1, 2025, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of November 1, 2025 and February 1, 2025 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of November 1, 2025 and February 1, 2025 because such potential losses were not material.
As of November 1, 2025, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
November 1, 2025
Due within one year	$486,725
Due in one year to three years	385,332
Total	$872,057
There were no material gains or losses that were reclassified out of accumulated other comprehensive income (loss), either individually or in the aggregate, during the three and nine months ended November 1, 2025 and November 2, 2024.
Concentrations of Credit Risk—The Company maintains its investments in marketable debt securities with high-quality financial institutions with investment-grade ratings.
4.    Fair Value Measurements
The Company reports financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis, using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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
The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of November 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$142,400	$—	$—	$142,400
Commercial paper	—	60,729	—	60,729
U.S. government and agency securities	—	15,439	—	15,439
Restricted cash—letters of credit	15,795	—	—	15,795
Total cash equivalents and restricted cash	$158,195	$76,168	$—	$234,363

Marketable debt securities
Commercial paper	$—	$127,648	$—	$127,648
Corporate notes and bonds	—	457,896	—	457,896
U.S. government and agency securities	—	286,513	—	286,513
Total marketable debt securities	$—	$872,057	$—	$872,057

	As of February 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$157,601	$—	$—	$157,601
Commercial paper	—	15,686	—	15,686
Corporate notes and bonds	—	2,496	—	2,496
Restricted cash—letters of credit	14,561	—	—	14,561
Total cash equivalents and restricted cash	$172,162	$18,182	$—	$190,344

Marketable debt securities
Commercial paper	$—	$62,590	$—	$62,590
Corporate notes and bonds	—	444,737	—	444,737
U.S. government and agency securities	—	242,547	—	242,547
Total marketable debt securities	$—	$749,874	$—	$749,874
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the nine months ended November 1, 2025 and November 2, 2024.

5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of November 1, 2025 and February 1, 2025 were $239.0 million and $209.3 million, respectively.
The following table provides the amounts capitalized and amortized for commission costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Capitalized commission costs	$32,284	$22,326	$84,795	$60,015
Amortization expense	$19,500	$14,757	$55,137	$41,564
Connected Devices—Total connected device costs, current and non-current, as of November 1, 2025 and February 1, 2025 were $393.6 million and $362.3 million, respectively.
The following table provides the amounts capitalized and amortized for connected device costs for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Capitalized connected device costs	$54,269	$34,072	$133,324	$101,441
Amortization expense	$35,267	$29,831	$101,990	$86,313
6.    Balance Sheet Components
Inventories—Inventories consist of the following (in thousands):

	As of
	November 1, 2025	February 1, 2025
Raw materials	$7,546	$8,452
Finished goods	47,409	30,459
Total inventories	$54,955	$38,911
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	November 1, 2025	February 1, 2025
Gross property and equipment:
Computers and equipment	$20,670	$6,579
Leasehold improvements	48,694	48,551
Furniture and fixtures	17,672	17,464
Internal-use software costs (1)	73,596	51,410
Total gross property and equipment	160,632	124,004
Accumulated depreciation and amortization (2)	(82,738)	(65,853)
Property and equipment, net	$77,894	$58,151
__________
(1)$22.2 million of internal-use software costs were capitalized during the nine months ended November 1, 2025.
(2)$4.0 million of fully depreciated assets were written off as they were no longer in use during the fiscal year ended February 1, 2025.
The Company’s internal-use software costs included $2.3 million and $6.4 million of capitalized stock-based compensation expense for the three and nine months ended November 1, 2025, respectively, and $1.2 million and $3.5 million of capitalized stock-based compensation expense for the three and nine months ended November 2, 2024, respectively.

Depreciation and amortization of property and equipment included on the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Depreciation and amortization expense (1)	$6,075	$6,757	$16,616	$15,845
__________
(1)Included in these amounts were the amortization of capitalized internal-use software costs of $3.7 million and $10.0 million for the three and nine months ended November 1, 2025, respectively, and $2.4 million and $6.4 million for the three and nine months ended November 2, 2024, respectively.
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
Other revenue is generally recognized at a point in time and is earned through the sale of replacement IoT devices, shipping and handling fees, and professional services.
Revenue consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Subscription revenue	$408,121	$316,157	$1,151,615	$887,675
Other revenue	7,854	5,824	22,724	15,234
Total revenue	$415,975	$321,981	$1,174,339	$902,909
Accounts Receivable—An allowance for credit losses balance of $11.9 million and $9.1 million was recorded as of November 1, 2025 and February 1, 2025, respectively. During the three and nine months ended November 1, 2025, the Company recorded a charge of $4.0 million and $7.0 million, respectively, to operations and wrote off $2.1 million and $4.2 million, respectively, against the allowance. During the three and nine months ended November 2, 2024, the Company recorded a charge of $3.1 million and $6.3 million, respectively, to operations and wrote off $2.1 million and $5.5 million, respectively, against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Deferred revenue, beginning of period	$740,512	$622,722	$685,770	$565,486
Deferred revenue, end of period	$754,708	$639,722	$754,708	$639,722
Revenue recognized in the period from beginning deferred revenue balance	$363,477	$291,778	$515,309	$387,654
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of November 1, 2025, the Company’s RPO was $3,378.2 million, of which the Company expects to recognize revenue of approximately $1,499.4 million over the next 12 months, with the remaining balance to be recognized thereafter.

Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of the Company’s total revenue for the three and nine months ended November 1, 2025 and November 2, 2024.
There were no customers that individually represented greater than 10% of the Company’s accounts receivable as of November 1, 2025 and February 1, 2025.
8.    Leases
The Company leases office space under operating lease agreements that are non-cancelable and have remaining lease terms ranging from one year to approximately six years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities.
The components of operating lease expense were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Operating lease cost	$3,964	$5,691	$13,377	$17,088
Short-term lease cost	370	339	1,079	729
Sublease income	(217)	(345)	(933)	(1,036)
Total lease cost	$4,117	$5,685	$13,523	$16,781
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Cash paid for operating leases	$4,955	$7,065	$17,586	$20,997
Operating lease right-of-use ("ROU") assets obtained under operating leases	$2,073	$4,281	$8,841	$4,281

	As of
	November 1, 2025	February 1, 2025
Weighted-average remaining lease term—operating leases (in years)	4.9	5.5
Weighted-average discount rate—operating leases	5.49%	5.02%
Future minimum lease payments included in the measurement of operating lease liabilities as of November 1, 2025 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2026	$3,014
2027	17,622
2028	16,505
2029	16,294
2030	15,800
2031 and thereafter	18,052
Total future minimum lease payments (1)	87,287
Less: imputed interest	(11,650)
Total operating lease liabilities	$75,637
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to facility leases for the corporate office facilities in San Francisco, California, as well as other offices for local operations.
Fiscal year 2026 lease modification
In the nine months ended November 1, 2025, the Company amended the lease for certain office spaces, which resulted in additional operating lease liabilities arising from obtaining ROU assets of $8.8 million.

Prior year lease modification, impairment, and related charges
In September 2024, the Company executed a sublease for certain office space, which resulted in an impairment of the corresponding ROU and fixed assets of $3.6 million. This impairment charge was recorded in “Lease modification, impairment, and related charges” for the three and nine months ended November 2, 2024.
Finance leases
In addition to its operating leases, the Company has non-cancelable finance leases for equipment. The balances for finance leases were immaterial as of November 1, 2025 and February 1, 2025 and were recorded in “Other assets,” “Accrued expenses and other current liabilities,” and “Other liabilities” on the condensed consolidated balance sheets.
9.    Commitments and Contingencies
Operating Leases—See Note 8, “Leases,” for the maturities of operating lease liabilities as of November 1, 2025.
Purchase Commitments—The Company’s purchase commitments consist of contractual arrangements with software-as-a-service subscription providers and non-cancelable purchase orders based on current inventory needs fulfilled by the Company’s suppliers and joint design manufacturers. There were no material contractual obligations that were entered into by the Company during the nine months ended November 1, 2025 that were outside of the ordinary course of business.
Letters of Credit—As of November 1, 2025 and February 1, 2025, the Company had $15.8 million and $14.6 million, respectively, in letters of credit outstanding primarily in favor of certain landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
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
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of November 1, 2025 were also not material.
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
10.    Equity
There were 358,191,765, 218,812,292, and zero shares of Class A, Class B, and Class C common stock, respectively, issued and outstanding as of November 1, 2025. There were 295,839,286, 269,879,953, and zero shares of Class A, Class B, and Class C common stock, respectively, issued and outstanding as of February 1, 2025.

The Company had reserved shares of common stock for future issuance as of November 1, 2025 and February 1, 2025, as follows:

	As of
	November 1, 2025	February 1, 2025
2015 Equity Incentive Plan:
Options outstanding	5,572,614	5,632,520
RSUs outstanding	52	790,123
2021 Equity Incentive Plan:
RSUs outstanding	17,719,356	21,520,741
Shares available for future grants	112,754,217	90,518,967
2021 Employee Stock Purchase Plan:
Shares available for future issuance	26,358,940	21,284,493
Total shares of common stock reserved for future issuance	162,405,179	139,746,844
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of November 1, 2025 includes 28,285,961 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—A summary of the stock options activity under the 2015 Plan during the nine months ended November 1, 2025 is presented below (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance as of February 1, 2025	5,632,520	$5.40	4.9	$259,635
Granted	—	$—
Exercised	(59,906)	$0.58
Forfeited, canceled, or expired	—	$—
Balance as of November 1, 2025	5,572,614	$5.45	4.1	$193,447
Exercisable as of November 1, 2025	5,572,614	$5.45	4.1	$193,447
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $2.2 million and $21.0 million during the nine months ended November 1, 2025 and November 2, 2024, respectively.
As of November 1, 2025, the Company had no remaining unrecognized stock-based compensation expense related to outstanding stock options.

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
A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the nine months ended November 1, 2025 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of February 1, 2025	22,310,864	$23.14
Granted	9,394,435	$35.91
Vested	(10,642,167)	$22.28
Forfeited	(3,343,724)	$26.05
Balance as of November 1, 2025	17,719,408	$29.88
As of November 1, 2025, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $491.3 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.3 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of November 1, 2025 includes 5,657,192 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the nine months ended November 1, 2025 and November 2, 2024, 582,745 and 616,193 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $18.7 million and $16.1 million, respectively.
As of November 1, 2025, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $3.5 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.5 years.

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

Nine Months Ended
	November 1, 2025	November 2, 2024
Expected volatility	51.7% – 57.6%	53.2% – 57.4%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	4.1% – 4.3%	5.2% – 5.4%
Expected dividend yield	0.0%	0.0%
Expected volatility—The expected stock price volatility for the nine months ended November 1, 2025 and November 2, 2024 was based on the Company’s historical volatility for the expected term of the stock-based award.
Expected term—The expected term is approximately 0.5 years for the first purchase period and approximately 1.0 year for the second purchase period.
Risk-free interest rate—The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant appropriate for the expected term of the stock-based award.
Expected dividend yield—Because the Company has never paid and has no current intention to pay cash dividends on its common stock, the expected dividend yield is zero.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Stock options	$—	$612	$—	$2,169
RSUs	74,967	68,895	227,115	197,393
Employee stock purchase plan	2,876	3,085	8,942	9,290
Total stock-based compensation expense	$77,843	$72,592	$236,057	$208,852
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Cost of revenue	$3,553	$3,041	$10,420	$9,189
Research and development	30,896	26,899	87,775	76,275
Sales and marketing	20,541	22,008	67,925	61,886
General and administrative	22,853	20,644	69,937	61,502
Total stock-based compensation expense	$77,843	$72,592	$236,057	$208,852
11.    Income Taxes
The Company had an effective tax rate of 14.6% and (1.3%) for the three months ended November 1, 2025 and November 2, 2024, respectively, and (17.0%) and (1.3%) for the nine months ended November 1, 2025 and November 2, 2024, respectively. The Company’s provision for income taxes was $1.3 million and $0.5 million for the three months ended November 1, 2025 and November 2, 2024, respectively, and $4.5 million and $1.9 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. The Company has incurred year-to-date U.S. operating losses and has minimal profits in foreign jurisdictions.

The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of November 1, 2025 and February 1, 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of November 1, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the nine months ended November 1, 2025, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations is generally open for all fiscal years after fiscal year 2022, during which the Company is subject to examination by U.S. federal, state, and foreign authorities, where applicable.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law and includes a broad range of tax reform provisions, including reinstating 100% tax bonus depreciation and immediate expensing for domestic research and experimental expenditures. The OBBBA is not expected to have a material impact on the Company’s condensed consolidated financial statements nor impact the current year effective tax rate.
12.    Net Income (Loss) Per Share, Basic and Diluted
For purposes of calculating net income (loss) per share, the Company continues to use the two-class method. As Class A, Class B, and Class C common stock have identical liquidation and dividend rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net income (loss) per share are the same for all classes of Samsara’s common stock, on both an individual and combined basis, and therefore are presented together.
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, adjusted for the effects of dilutive shares of common stock, which consist of outstanding stock options, RSUs, and ESPP obligations. The potentially dilutive shares of common stock are computed using the treasury stock method. The effects of outstanding stock options, RSUs, and ESPP obligations are excluded from the computation of diluted net income (loss) per share in periods in which the effect would be antidilutive.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Numerator:
Net income (loss)	$7,766	$(37,806)	$(31,155)	$(143,705)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	575,474,834	559,006,539	571,651,216	553,858,923
Weighted-average effect of potentially dilutive securities:
Outstanding stock options	4,772,139	—	—	—
RSUs	5,391,735	—	—	—
Employee stock purchase plan obligations	—	—	—	—
Weighted-average shares used in computing net income (loss) per share, diluted	585,638,708	559,006,539	571,651,216	553,858,923
Net income (loss) per share, basic	$0.01	$(0.07)	$(0.05)	$(0.26)
Net income (loss) per share, diluted	$0.01	$(0.07)	$(0.05)	$(0.26)

The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Outstanding stock options	—	5,635,770	5,572,614	5,635,770
RSUs	4,430,776	26,849,742	17,719,408	26,849,742
Employee stock purchase plan obligations	551,714	658,171	551,714	658,171
Total antidilutive securities	4,982,490	33,143,683	23,843,736	33,143,683
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
The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated operating income (loss) and consolidated net income (loss) as reported on the Company’s condensed consolidated statements of operations and comprehensive income (loss). These financial metrics are used by the CODM to monitor budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
The table below presents selected financial information for the single operating segment for the nine months ended November 1, 2025 and November 2, 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
Revenue	$415,975	$321,981	$1,174,339	$902,909
Cost of revenue (1) (2)	27,649	23,725	78,293	67,966
Research and development (1)	55,323	50,091	167,298	150,164
Sales and marketing (1) (3)	126,922	112,222	381,290	341,671
General and administrative (1)	43,268	42,016	132,415	115,908
Stock-based compensation expense	77,843	72,592	236,057	208,852
Amortization of connected device costs	37,129	30,298	105,652	88,570
Cloud and cellular costs	28,633	18,963	76,269	52,292
Sales commissions	20,929	15,835	58,660	45,438
Other segment items (4)	—	3,609	—	3,609
Segment operating loss	$(1,721)	$(47,370)	$(61,595)	$(171,561)

Interest income and other income, net (5)	10,816	10,057	34,965	29,767
Provision for income taxes	1,329	493	4,525	1,911
Segment net income (loss)	$7,766	$(37,806)	$(31,155)	$(143,705)
__________
(1)These segment expenses exclude stock-based compensation expense, which is presented separately.
(2)Cost of revenue also excludes amortization of connected device costs and cloud and cellular costs, which are presented separately.
(3)Sales and marketing also excludes sales commissions, which is presented separately.

(4)Other segment items consist of lease modification, impairment, and related charges.
(5)This includes interest income of $11.6 million and $34.3 million for the three and nine months ended November 1, 2025, respectively, and $10.7 million and $31.7 million for the three and nine months ended November 2, 2024, respectively.
See the condensed consolidated financial statements for other financial information regarding the Company’s operating segment, including depreciation and amortization expense.
Revenue by Geographic Area
The following table presents the Company’s revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2025	November 2, 2024	November 1, 2025	November 2, 2024
United States	$355,188	$278,979	$1,007,241	$782,429
Other (1)	60,787	43,002	167,098	120,480
Total revenue	$415,975	$321,981	$1,174,339	$902,909
__________
(1)No individual country other than the United States exceeded 10% of the Company’s total revenue for any period presented.
Long-Lived Assets, Net, by Geographic Area
The following table presents the Company’s long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	November 1, 2025	February 1, 2025
United States	$130,635	$118,808
Other (1)	10,080	4,207
Total long-lived assets, net	$140,715	$123,015
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
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended November 1, 2025 and November 2, 2024, our revenue was $416.0 million and $322.0 million, respectively. Our net income was $7.8 million for the three months ended November 1, 2025, and our net loss was $37.8 million for the three months ended November 2, 2024. For the nine months ended November 1, 2025 and November 2, 2024, our revenue was $1,174.3 million and $902.9 million, respectively. Our net loss was $31.2 million and $143.7 million for the nine months ended November 1, 2025 and November 2, 2024, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to expand our customers’ use of our Connected Operations Platform.
Key Business Metrics
The following table shows a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	November 1, 2025	November 2, 2024
Annual recurring revenue (“ARR”)	$1,745,110	$1,348,859
Customers > $100,000 ARR (1)	2,990	2,292
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
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Platform and our ability to scale our operations to grow our business. We continuously invest in adding new data types to our Connected Operations Platform and innovate with this growing data asset to introduce new Applications over time. Our performance is also impacted by our ability to scale our operations across our business to support our growth. We remain committed to investing in our sales and marketing capacity, investing in world-class talent and productivity tools within our research and development organization, and driving revenue growth globally.

Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations, as well as those of our customers, could be affected by global macroeconomic trends and events such as inflationary pressure, fluctuations in foreign currency exchange rates, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating hardware component and fuel costs), labor shortages, delayed or reduced spending on technology, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts, such as the ongoing conflict between Russia and Ukraine, conflicts in the Middle East, and geopolitical tensions involving China, the outcome of political elections, and new monetary, fiscal, and trade policies (including tariff policies and import and export restrictions) in the United States and abroad. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
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
As our customers expand and increase the use of our Connected Operations Platform driven by additional IoT devices and Applications, our cost of revenue may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Platform and customer support and operations as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, benefits and stock-based compensation, associated with improvements to our platform and the development of new product offerings, expenses directly related to the development of our products, and costs associated with software subscriptions and office facilities. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Platform.

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
Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, benefits, stock-based compensation, and sales commissions, incurred to acquire and retain new customers and increase product adoption with our existing customers. Sales and marketing expenses also include marketing activities, promotional events, and costs associated with software subscriptions and office facilities.
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

Results of Operations
Comparison of the Three and Nine Months Ended November 1, 2025 and November 2, 2024
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
Revenue	$415,975	$321,981	$93,994	29%	$1,174,339	$902,909	$271,430	30%
Revenue increased by $94.0 million and $271.4 million, or 29% and 30%, for the three and nine months ended November 1, 2025, respectively, compared to the three and nine months ended November 2, 2024, primarily due to an increase in new customers and increased purchases of subscriptions to our Connected Operations Platform, including subscriptions to additional Applications, by existing customers.
Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
Cost of revenue	$96,964	$76,027	$20,937	28%	$270,634	$218,017	$52,617	24%
Gross profit	$319,011	$245,954			$903,705	$684,892
Gross margin	77%	76%			77%	76%
Cost of revenue increased by $20.9 million, or 28%, for the three months ended November 1, 2025 compared to the three months ended November 2, 2024, primarily due to $9.7 million of increased cloud and cellular costs associated with our product offerings and $7.4 million of increased connected device costs. The increases in cloud and cellular costs and connected device costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 77% for the three months ended November 1, 2025 compared to 76% for the three months ended November 2, 2024, mainly due to operational efficiencies in direct labor costs and connected device costs.
Cost of revenue increased by $52.6 million, or 24%, for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024, primarily due to $24.0 million of increased cloud and cellular costs associated with our product offerings, $19.6 million of increased connected device costs, and $4.5 million of increased employee-related costs, which included a $3.3 million increase in salaries and benefits and related employer taxes and a $1.2 million increase in stock-based compensation expense. The increases in cloud and cellular costs and connected device costs were primarily due to increased sales volume year-over-year.
Our gross margin increased to 77% for the nine months ended November 1, 2025 compared to 76% for the nine months ended November 2, 2024, mainly due to operational efficiencies in connected device costs and direct labor costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
Research and development	$86,219	$76,990	$9,229	12%	$255,073	$226,439	$28,634	13%
Percentage of revenue	21%	24%			22%	25%
Research and development expense increased by $9.2 million, or 12%, for the three months ended November 1, 2025 compared to the three months ended November 2, 2024, primarily due to a $4.6 million increase in employee-related costs, which included a $4.0 million increase in stock-based compensation expense and a $0.6 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount. The increase in research and development expense was also due to a $2.0 million increase in cloud and cellular costs associated with product development and a $1.6 million increase in costs associated with software subscriptions and office facilities.

Research and development expense increased by $28.6 million, or 13%, for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024, primarily due to a $17.1 million increase in employee-related costs, which included a $11.5 million increase in stock-based compensation expense and a $5.6 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount. The increase in research and development expense was also due to a $4.8 million increase in cloud and cellular costs associated with product development and a $3.7 million increase in costs associated with software subscriptions and office facilities.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
Sales and marketing	$168,392	$150,065	$18,327	12%	$507,875	$448,995	$58,880	13%
Percentage of revenue	40%	47%			43%	50%
Sales and marketing expense increased by $18.3 million, or 12%, for the three months ended November 1, 2025 compared to the three months ended November 2, 2024, primarily due to a $11.8 million increase in employee-related costs, which included a $8.2 million increase in salaries and benefits and related employer taxes and a $5.1 million increase in sales commissions, primarily due to increased headcount, partially offset by a $1.5 million decrease in stock-based compensation expense, primarily due to the impact of forfeitures. The increase in sales and marketing expense was also due to a $6.1 million increase in expenditures incurred to generate demand through various marketing channels and promotional events.
Sales and marketing expense increased by $58.9 million, or 13%, for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024, primarily due to a $46.8 million increase in employee-related costs, which included a $27.6 million increase in salaries and benefits and related employer taxes, a $13.2 million increase in sales commissions, and a $6.0 million increase in stock-based compensation expense, primarily due to increased headcount. The increase in sales and marketing expense was also due to a $8.9 million increase in expenditures incurred to generate demand through various marketing channels and promotional events, including our annual conference.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
General and administrative	$66,121	$62,660	$3,461	6%	$202,352	$177,410	$24,942	14%
Percentage of revenue	16%	19%			17%	20%
General and administrative expense increased by $3.5 million, or 6%, for the three months ended November 1, 2025 compared to the three months ended November 2, 2024, primarily due to a $2.2 million increase in stock-based compensation expense due to increased headcount. The increase in general and administrative expense was also due to a $0.8 million increase in consulting and professional services fees.
General and administrative expense increased by $24.9 million, or 14%, for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024, primarily due to a $12.7 million increase in employee-related costs, which included a $8.4 million increase in stock-based compensation expense and a $4.3 million increase in salaries and benefits and related employer taxes, primarily due to increased headcount. The increase in general and administrative expense was also due to a $12.2 million increase in consulting and professional services fees.

Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
Lease modification, impairment, and related charges	$—	$3,609	$(3,609)	(100%)	$—	$3,609	$(3,609)	(100%)
In the third quarter of fiscal year 2025, we executed a sublease for certain office space that resulted in a $3.6 million impairment to the related right-of-use (“ROU”) asset and fixed assets, which we recognized in lease modification, impairment, and related charges for the three and nine months ended November 2, 2024. There were no lease modification, impairment, and related charges for the three and nine months ended November 1, 2025.
Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
Interest income and other income, net	$10,816	$10,057	$759	8%	$34,965	$29,767	$5,198	17%
Interest income and other income, net, increased by $0.8 million, or 8%, for the three months ended November 1, 2025 compared to the three months ended November 2, 2024. This increase was impacted by $0.9 million in higher interest income due to a 22% increase in our marketable debt securities and money market funds balances, partially offset by the impact of interest rate fluctuations.
Interest income and other income, net, increased by $5.2 million, or 17%, for the nine months ended November 1, 2025 compared to the nine months ended November 2, 2024. This increase was favorably impacted by $2.8 million in higher foreign currency gains and $2.6 million in higher interest income earned on a larger balance of our marketable debt securities and money market funds.
Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Nine Months Ended		Change
	November 1, 2025	November 2, 2024	Amount	%	November 1, 2025	November 2, 2024	Amount	%
Provision for income taxes	$1,329	$493	$836	170%	$4,525	$1,911	$2,614	137%
Effective tax rate	14.6%	(1.3%)			(17.0%)	(1.3%)
The provision for income taxes increased by $0.8 million and $2.6 million, or 170% and 137%, for the three and nine months ended November 1, 2025, respectively, compared to the three and nine months ended November 2, 2024, primarily due to the growth of our operations in foreign jurisdictions.

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

	Three Months Ended
	November 1, 2025	November 2, 2024
Non-GAAP gross profit	$323,693	$249,833
Non-GAAP gross margin	78%	78%
Non-GAAP operating income	$79,792	$33,916
Non-GAAP operating margin	19%	11%
Non-GAAP net income	$89,279	$43,480

	Nine Months Ended
	November 1, 2025	November 2, 2024
Free cash flow	$145,729	$62,970
Free cash flow margin	12%	7%
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
Expenses Excluded from Non-GAAP Performance Financial Measures
Stock-based compensation expense-related charges include the amortization of deferred stock-based compensation expense for capitalized software and cloud computing arrangements and employer taxes on employee equity transactions. Stock-based compensation expense is a non-cash expense and is dependent on our stock price, which is beyond our control. Accordingly, we find it useful to exclude stock-based compensation expense in order to better understand our ongoing operational performance. Employer taxes on employee equity transactions, which are a cash expense, are excluded because such taxes are directly tied to the timing and size of employee equity transactions and the future fair market value of our common stock, which may vary from period to period independent of the operating performance of our business.
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

	Three Months Ended
	November 1, 2025	November 2, 2024
Gross profit	$319,011	$245,954
Add:
Stock-based compensation expense-related charges (1)	4,682	3,879
Non-GAAP gross profit	$323,693	$249,833
GAAP gross margin	77%	76%
Non-GAAP gross margin	78%	78%
__________
(1)Stock-based compensation expense-related charges included approximately $0.2 million and $0.3 million of employer taxes on employee equity transactions for the three months ended November 1, 2025 and November 2, 2024, respectively.
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

	Three Months Ended
	November 1, 2025	November 2, 2024
Loss from operations	$(1,721)	$(47,370)
Add:
Stock-based compensation expense-related charges (1)	81,513	77,677
Lease modification, impairment, and related charges	—	3,609
Non-GAAP operating income	$79,792	$33,916
GAAP operating margin	0%	(15%)
Non-GAAP operating margin	19%	11%
__________
(1)Stock-based compensation expense-related charges included approximately $2.7 million and $4.5 million of employer taxes on employee equity transactions for the three months ended November 1, 2025 and November 2, 2024, respectively.

Non-GAAP Net Income (Loss)
We define non-GAAP net income (loss) as net income (loss) excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. We use non-GAAP net income (loss) in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income (loss) provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income to our GAAP net income (loss) for the periods presented (in thousands, except percentages):

	Three Months Ended
	November 1, 2025	November 2, 2024
Net income (loss)	$7,766	$(37,806)
Add:
Stock-based compensation expense-related charges	81,513	77,677
Lease modification, impairment, and related charges	—	3,609
Non-GAAP net income (1)	$89,279	$43,480
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

	Nine Months Ended
	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$166,477	$77,800
Purchases of property and equipment	(20,748)	(14,830)
Free cash flow	$145,729	$62,970
Net cash provided by operating activities margin	14%	9%
Free cash flow margin	12%	7%
Net cash used in investing activities	$(134,712)	$(67,103)
Net cash provided by financing activities	$17,904	$15,612
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,641.2 million as of November 1, 2025. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.

As of November 1, 2025, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $1,147.2 million. Cash and cash equivalents consisted of cash as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include employee-related expenditures, third-party cloud and cellular costs, sales and marketing expenses, overhead expenses, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Platform.
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
Cash Flows
The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended
	November 1, 2025	November 2, 2024
Net cash provided by operating activities	$166,477	$77,800
Net cash used in investing activities	$(134,712)	$(67,103)
Net cash provided by financing activities	$17,904	$15,612
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
Cash provided by operating activities was $166.5 million for the nine months ended November 1, 2025. This consisted of a net loss of $31.2 million, adjusted for non-cash charges of $248.6 million, and changes in our operating assets and liabilities of $51.0 million. The non-cash charges were primarily composed of stock-based compensation expense of $236.1 million and depreciation and amortization of $16.6 million. Changes in our operating assets and liabilities during the nine months ended November 1, 2025 reflect an increase in accounts receivable from customers, connected device costs, and deferred commissions due to the growth of our business, an increase in inventory levels to meet anticipated demand requirements, partially offset by increases in deferred revenue due to the growth of our business during the nine months ended November 1, 2025.
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

Investing Activities
Cash used in investing activities was $134.7 million for the nine months ended November 1, 2025, which primarily consisted of $643.1 million of purchases of investments and $20.7 million of capital expenditures for internal-use software costs and our office facilities, partially offset by $530.4 million of proceeds from maturities and redemptions of investments.
Cash used in investing activities was $67.1 million for the nine months ended November 2, 2024, which primarily consisted of $526.1 million of purchases of investments and $14.8 million of capital expenditures for internal-use software costs and our office facilities, partially offset by $472.8 million of proceeds from maturities and redemptions of investments and $1.2 million of proceeds from sales of investments.
Financing Activities
Cash provided by financing activities was $17.9 million for the nine months ended November 1, 2025, which primarily consisted of $18.7 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options, partially offset by $0.8 million in payments of principal on finance leases.
Cash provided by financing activities was $15.6 million for the nine months ended November 2, 2024, which primarily consisted of $17.0 million of proceeds from employee stock purchases under the 2021 ESPP and exercises of stock options, partially offset by $1.3 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of November 1, 2025. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting estimates during the nine months ended November 1, 2025.
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
Interest Rate Risk
As of November 1, 2025, we had $1,147.2 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $21.3 million of restricted cash primarily due to outstanding letters of credit. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $7.9 million or an increase of $7.9 million in the market value of our cash equivalents and short-term and long-term investments as of November 1, 2025.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended November 1, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
Jonathan Chadwick, one of our Directors, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 40,000 shares of our Class A common stock. The plan was adopted on September 25, 2025 and will terminate on December 19, 2026, subject to early termination for certain specified events set forth in the plan, and trading under the plan may not begin until after all trades under Mr. Chadwick’s prior plan are completed or expire without execution.
Sanjit Biswas, our Chief Executive Officer and Director, entered into trading plans on behalf of affiliated family trusts that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans provide for the sale of an aggregate of up to 5,000,000 shares of our Class A common stock. The plans were adopted on September 29, 2025 and will terminate on December 24, 2026, subject to early termination for certain specified events set forth in the plans, and trading under the plans may not begin until after all trades under Mr. Biswas’ prior plans are completed or expire without execution.

John Bicket, our Executive Vice President, Chief Technology Officer and Director, entered into trading plans on behalf of affiliated family trusts that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plans provide for the sale of an aggregate of up to 5,000,000 shares of our Class A common stock. The plans were adopted on September 29, 2025 and will terminate on December 24, 2026, subject to early termination for certain specified events set forth in the plans, and trading under the plans may not begin until after all trades under Mr. Bicket’s prior plans are completed or expire without execution.
Benjamin Louis Kirchhoff, our Chief Accounting Officer, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 26,823 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). In addition, up to 100% of the net shares of Class A common stock received by Mr. Kirchhoff after taxes in connection with the vesting of any newly granted Samsara equity awards may be sold under the plan. The plan was adopted on September 30, 2025 and will terminate on November 30, 2026, subject to early termination for certain specified events set forth in the plan.
During the quarterly period ended November 1, 2025, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

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

SAMSARA INC.

Date: December 9, 2025	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: December 9, 2025	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)