Form 10-K
period 2026-01-31
Samsara Inc.
filed 2026-03-16
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on August 1, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of $36.01 for shares of the registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $12,686.3 million.
As of March 9, 2026, there were 368,421,323 shares of the registrant’s Class A common stock, 212,294,974 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the registrant’s annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended January 31, 2026.

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
•our expectations regarding the effects of geopolitical tensions, the emergence of public health crises, and similar macroeconomic events, including financial distress caused by bank failures, the impact of political elections in the United States and abroad, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and changes to monetary, fiscal, and trade (including tariff) policies, on our and our customers’ and partners’ respective businesses;
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

•There can be no assurance that our intellectual property rights are enforceable or otherwise will be upheld as valid, or that our applications will be granted.
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
To realize this vision, we pioneered the Connected Operations Platform, which is an open platform that connects the people, assets, and systems of some of the world’s most complex operations, allowing them to develop actionable insights and improve their operations.
Organizations across industries in construction, transportation, wholesale and retail trade, field services, logistics, manufacturing, utilities and energy, government, healthcare and education, food and beverage, and others are the backbone of the global economy. They operate high-value assets, coordinate large field workforces, manage complex logistics and distributed sites, and face safety, environmental, and other regulatory requirements. We estimate that these industries represent over 40% of the global GDP. Yet historically, these industries have been underserved by technology, relying on manual processes and siloed legacy systems that lack cloud connectivity. Without a unified digital foundation, physical operations businesses struggle to access and utilize the real-time data required for operational visibility or actionable insights.
We are solving the problem of opaque operations and disconnected systems. By leveraging recent advancements in artificial intelligence (“AI”), IoT connectivity, cloud computing, and video imagery, we enable the digital transformation of physical operations. Our Connected Operations Platform consolidates disparate systems into a single, integrated platform, giving customers the ability to unlock actionable, AI-driven insights from their operations at a scale and speed that was previously impossible.
Our Connected Operations Platform consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Powered by our massive and growing data asset and expansive AI technology, our differentiated, purpose-built suite of Applications and Agents enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We provide an end-to-end solution for operations. Our solution connects physical operations data to our Connected Operations Platform, which consists of our Data Platform, Applications, and Agents. Our Data Platform ingests, aggregates, and enriches data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes the data actionable for use cases through our Applications and Agents.
Our Connected Operations Platform captures data that was previously siloed and difficult to analyze in several different ways. For the many physical assets that are still offline, our solution includes IoT devices that capture data and connect it to the cloud. For the physical assets that are increasingly embedded with cloud connectivity, we work with original equipment manufacturers (“OEMs”) and other partners to capture data via application programming interfaces (“APIs”) or other connection methods. Data may also be captured from customer enterprise applications or local software systems. This operational and IT data is ingested into our Data Platform, where it is aggregated, enriched, and analyzed using embedded functionality for AI, workflows and analytics, alerts, API connections, and data security and privacy. Our Data Platform powers our Applications, which include AI Video-Based Safety, Telematics, Asset Tracking, Routing, Commercial Navigation, Maintenance, Connected Training, Connected Forms, and Site Visibility.
Users of our platform include workers from operations, safety, compliance, facilities, and support. These users can engage with our platform directly through our Applications or employ our Agents to automate entire workflows.

Our customers range from small and medium-sized businesses to state and local governments and large, global enterprises with the most complex operations involving hundreds of thousands of physical assets and frontline workers. As of January 31, 2026, we had over 12,000 Core Customers, who are customers with subscriptions to our Connected Operations Platform, each representing $25,000 or more in annual recurring revenue (“ARR”).1 2 While our Connected Operations Platform is accessible to customers of all sizes, we are particularly focused on larger customers representing over $100,000 in ARR. As of January 31, 2026, we had 3,194 large customers, each representing over $100,000 in ARR. Overall, approximately 85% of our ARR came from Core Customers and approximately 61% of our ARR came from large customers representing over $100,000 in ARR.
We believe there is significant room for growth in our target customer base. Unlike retail, advertising, media, and information technology (“IT”), which have already undergone digital transformation, industries with physical operations are still transitioning from legacy, siloed systems to integrated digital platforms. Historically, the ability to connect their assets to the internet was limited by the physical nature of these industries. Legacy systems are often closed, cumbersome, and dependent on manual data entry, leading to operational inefficiencies that impact safety, efficiency, and sustainability. In addition, the cost and availability of sensors, compute, storage, video, and analytical processing have prevented widespread analysis of physical operations data. However, with advancements in IoT connectivity, cloud computing, video imagery, and AI, we believe physical operations industries are reaching a critical inflection point.
Samsara is digitally transforming these industries with an end-to-end platform that brings AI to the physical world. Our key differentiator is our ability to capture, aggregate, and analyze time-series operational IoT data at scale. This functionality allows us to capture proprietary IoT data through our IoT devices and transform it into actionable insights using AI, which deliver significant value to our customers. In fiscal year 2026, our Data Platform processed over 25 trillion data points, including real-time video footage, people and motion detection, GPS location, energy consumption, asset utilization, compliance logs, accelerometer and gyroscope data, and engine diagnostics. This data is time-series in nature, which is critical for understanding operational changes over time, enabling pattern recognition, forecasting, and better decision making. Every data point that we collect is valuable. This comprehensive data set powers our AI and provides our customers with valuable insights that improve the safety, efficiency, and sustainability of their operations. Our AI-powered insights enable our customers to achieve higher utilization of physical assets, reduced need for manual oversight, improved safety outcomes, lower insurance costs, fuel and electricity savings, emissions reductions, less unplanned downtime, efficiencies from routing and scheduling, minimized compliance costs, and automation of manual processes. Our Connected Operations Platform also benefits from powerful network effects. As more customers adopt our solution, we collect more data from a more diverse set of physical assets and third-party software applications, accelerating the efficacy of our AI insights that drive further adoption of our Connected Operations Platform. To support this scale, we dedicate significant resources to maintaining a robust data protection and privacy program designed to secure our customers’ operational data.
Customers typically adopt our solution to automate business processes and improve operational efficiency. By using Samsara’s Connected Operations Platform, our customers are able to realize significant improvements in their operations that are reflected in their cost savings, improved safety and compliance records, and superior end-customer experience. These improvements can lead to improved profitability and durable revenue growth for our customers.
Examples of how customers use and benefit from our Connected Operations Platform include3:
•Safety
◦A Fortune Global 500 logistics company replaced seven separate point solutions with Samsara’s Connected Operations Platform and achieved a 65% decrease in harsh driving incidents, a 26% reduction in accidents, and a 49% reduction in accident-related costs.
◦A leading construction company leveraged Samsara’s AI Video-Based Safety Application to exonerate drivers, saving an estimated over $3 million in legal expenses and loss exposure.
1 ARR is calculated as the annualized value of subscription contracts that have commenced revenue recognition as of the end of the reporting period.

2 We previously defined “Core Customers” as customers representing over $10,000 in ARR. To reflect the increasing mix of ARR from larger customers and to align with our investments for future growth, we have updated our definition of “Core Customer” to represent customers with $25,000 or more in ARR. Under our prior definition, as of January 31, 2026, we had over 23,000 customers with over $10,000 in ARR, and approximately 94% of our total ARR came from customers with over $10,000 in ARR.

3 Statistics furnished by customers over recent years.

◦A top 20 US largest city and county government has seen a measurable improvement in safety, including a 99% decrease in harsh driving, a 98% drop in distracted driving, and a 94% reduction in safety incidents overall.
•Efficiency
◦One of the largest flooring manufacturers in the world used Samsara to optimize route efficiency, saving over $7 million annually by reducing total mileage by 25%.
◦One of the largest crane rental companies in North America saved approximately $13 million in maintenance costs for their on-road and off-road equipment.
◦An international leader in low-carbon energy solutions improved its efficiency by automating the generation of 95% of their invoices, saving more than 8,500 hours annually and unlocking $30 million worth of revenue that was previously tied up in their invoicing process. Using Samsara’s Applications, this customer has developed a chain of custody solution that has allowed them to win new contracts, resulting in $100 million in new contracted revenue to date.
•Sustainability
◦A top retailer in Canada saved 46,000 gallons of fuel, equaling a reduction of 469 metric tons of CO2 emissions in just four months, making significant progress on their sustainability goals.
We were founded in 2015 and have achieved significant growth since our inception. For the fiscal years ended January 31, 2026 and February 1, 2025, our revenue was $1,618.6 million and $1,249.2 million, respectively. Our net loss was $9.1 million and $154.9 million for the fiscal years ended January 31, 2026 and February 1, 2025, respectively. We offer access to our Connected Operations Platform on a subscription basis and generally price each subscription on a per asset, per application basis. In each of the past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to expand our customers’ use of our Connected Operations Platform.
Our Solution
We are driving the digital transformation of physical operations by enabling organizations with fleets, equipment, and frontline workers to connect real-time data from their physical operations on one unified platform. Our solution allows organizations to capture data from our IoT devices and a growing ecosystem of connected assets and third-party systems so they can access, analyze, and act on key insights to improve end-to-end operations.
Our solution consists of our Connected Operations Platform, together with a suite of easy-to-install IoT devices that capture data from offline assets and connect them to the cloud. By ingesting, aggregating, and enriching data from millions of connected endpoints, we build a mission-critical system of action that provides a single pane of glass view into our customers’ expansive physical operations. We then use AI to transform this unique and proprietary data asset into actionable insights that deliver significant value to our customers.
We categorize the core applications and features of our Connected Operations Platform into the following primary solution areas:

•Safety & Risk: We leverage AI and computer vision to protect frontline workers and reduce organizational risk across vehicles and sites. Our AI Video-based Safety applications automatically detect critical safety events to help save lives, prevent accidents, exonerate frontline workers, reduce accident-related payouts, and lower insurance costs. We provide a comprehensive, AI-driven coaching ecosystem that automates coaching through AI Voice-based Agents to foster a proactive safety culture, while our Site Visibility application extends these AI detections to onsite locations such as job sites and warehouses.
•Fleet Operations: We provide the mission-critical fleet management applications required to manage large-scale commercial vehicle operations and reduce operational spend. This includes a telematics application with real-time GPS tracking and HOS compliance tools, alongside advanced fuel efficiency and EV management. We also provide Routing and Commercial Navigation applications that cover route planning, route executing, and navigation.

•Asset Management: Our platform allows customers to track, monitor, and maintain their high-value physical assets to improve efficiency and reduce capital expenditures. Our Asset Tracking applications provide extensive visibility and recovery capabilities for powered and unpowered equipment ranging from heavy machinery to small tools. Our Connected Asset Maintenance application centralizes the entire service lifecycle, using real-time diagnostic data and AI-driven suggestions to transition organizations from reactive repairs to preventative maintenance programs, reducing asset downtime and maintenance spend.
•Frontline Worker: We digitize manual, paper-based processes to improve productivity and safety for the frontline workforce. This includes our Connected Forms application that enables customers to digitize and manage custom forms, checklists, and field reports to streamline essential service tasks. Common workflows include safety forms, equipment inspections, and transportation documents. We also provide our Connected Training application to deliver personalized, data-driven learning to frontline workers, helping them improve safety, streamline training, and upskill critical skills.
Our Applications are built on top of our Data Platform and supercharged by Agents, allowing customers to turn large volumes of operational data into automated workflows across their organizations.
•Agents: Our AI Agents automate complex, data-heavy operational tasks with minimal human oversight. By leveraging our massive operational dataset, these Agents perform actions and orchestrations that previously required significant human labor. For example, our Safety Agent analyzes safety risks—synthesizing data from video, weather, and safety records—to execute real-time voice coaching and dynamically adjust safety alerts based on environmental conditions.
•Platform: Our platform provides the technology and data architecture that powers our Applications and Agents, serving as a centralized engine for real-time data processing and operational intelligence. The Data Platform processed over 25 trillion data points in fiscal year 2026 to build powerful AI models, transforming raw data into automated recommendations. Our platform architecture includes no-code workflow builders, comprehensive reporting and benchmarking tools, and document management capabilities—including AI-enhanced driver vehicle inspection reports (“DVIRs”)—that automatically validate inspection accuracy. We have also built an expansive open ecosystem with over 350 integrations, enabling data synchronization across enterprise resource planning (“ERP”), insurance providers, OEM clouds, and other mission-critical back-office applications.
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
•Provides a Single Pane of Glass. Our Data Platform brings disparate IoT data together in one place, providing our customers with a “single pane of glass” so that users have visibility into their physical operations across their entire organizations. Additionally, we bring operational IoT data together with our customers’ IT data by integrating with their ERP, transportation management systems (“TMS”), payroll, human capital management, and work order applications. With Samsara, organizations have a mission-critical system of action for physical operations, no longer have to manage many disparate software and hardware systems, and have extensive visibility into their assets through prioritization and benchmarking capabilities.
•Improves Safety and Reduces Costs. We empower our customers to reduce accidents and save lives by modernizing their safety operations. Through our Connected Operations platform they are able to proactively automate safety across their working environment. Our platform captures and analyzes complex event data, including distracted driving, drowsiness, and harsh braking behaviors, to deliver actionable insights. These insights enable automated coaching and training solutions that allow organizations to scale safety programs efficiently across large, distributed workforces without necessarily increasing administrative headcount. Our solution provides a clear and fast return on investment by helping mitigate significant financial risks, such as rising insurance premiums and increasingly large verdicts in accident litigation. Our platform also uses AI to simplify incident management to support the health and utilization of physical assets.

•Increases Operational Efficiency. Our solution enables our customers to improve productivity by making data-driven decisions and automating previously manual tasks. The result is more efficient use of time and resources, and the ability to make real-time decisions. For example, our Route Planning application enables our customers to save on fuel consumption by optimizing routes and using real-time data on road conditions and delivery delays. Our customers also benefit from efficiency improvements by automating workflows and digitizing documentation for regulatory compliance purposes. Additionally, our advanced diagnostics, remote monitoring tools, and digital inspection workflows help customers reduce risk, minimize downtime, and improve asset utilization.
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
What Sets Us Apart
•Growing Proprietary Data Asset Feeds AI-Powered Platform. We believe the quantity and diversity of IoT data types on our Connected Operations Platform, together with the analytic insights we provide our customers, differentiate us in the market. In fiscal year 2026, our Data Platform processed over 25 trillion data points. This breadth of time-series data across different data types, asset types, industries, geographies, and customer sizes enables us to continuously enhance our AI models. We can provide a comprehensive view of risk by correlating our data with external environmental factors such as weather conditions, traffic patterns, and road infrastructure. This full context allows our AI to understand operational changes over time, enabling better pattern recognition, forecasting, and decision making. For example, we can identify hotspots for unsafe driving behavior, such as harsh braking, which can even help our local government customers make informed decisions on signage, community safety education and more. As we aggregate and analyze more data, the benefits of our Connected Operations Platform increase.
•Single Integrated Platform. Our platform is built on a single, unified data architecture that supports a broad suite of Applications and Agents. This integrated approach allows customers to consolidate their operations onto a single platform, streamlining their technology stack and improving cross-functional visibility across their entire ecosystem. This single pane of glass is designed to deliver deep insight into a customer’s end-to-end physical operations, uncovering efficiencies and driving a higher return on investment.
•Extensible Technology Platform. Our Connected Operations Platform is fully integrated to securely access and manage multiple Applications or Agents for physical operations. Our Data Platform is deployed across a wide variety of industry verticals and integrated with third-party applications such as enterprise resource planning, payroll, and human capital management applications, extending the impact of IoT data to customers’ existing applications. Our Connected Operations Platform was also built with data security and privacy in mind. It provides non-technical customers advanced security and privacy tooling that is easy to adopt and tailored for the specific Applications or Agents they depend on. The integrated nature of our Connected Operations Platform offers a differentiated IoT data solution, even to those of our customers who are not data experts.

•Purpose-Built for Enterprise-Grade Physical Operations. Our cloud-native Data Platform was specifically developed to empower businesses to improve their operations. Our Data Platform’s ability to generate insights from trillions of IoT data points requires deep knowledge of operations use cases and data. For example, our Data Platform can correlate harsh braking data with video safety data to determine a safe or unsafe braking event at a specific moment in time. Combining multiple data inputs with contextual insight enables our customers to decide whether the driver’s braking habits should be reviewed. In addition, we recognized the advancements in computing capabilities and have harnessed the improved level of IoT computation to deliver real-time access to complex analyses that our customers need instantaneously. We do this by incorporating edge computing capabilities into our solution for the unique requirements of enterprise-grade physical operations. For example, we ingest video footage and can immediately analyze relevant data on our IoT devices to coach drivers or security operators about tailgating, safety hazards, unsafe work environments and distracted driving in real-time. By continuously refining our AI algorithms with data we collect every day, we can offer improved insights and alerts specific to physical operations at the edge. The use of edge computing in our IoT devices also allows critical data collection and processing to occur synchronously on a device without latency or in environments with low connectivity for real-time applications.
•Ease of Use and Adoption. Our solution is typically self-installed and can be fully deployed and configured in as little as one hour. Ease of installation allows customers of all sizes and levels of sophistication to quickly bring their physical assets online, adopt our Connected Operations Platform, and begin using our Applications or Agents that provide actionable insights with minimal required setup. Our simple user experience and clean user interface make it easy for users to get up and running on Samsara, from back-office administrative teams to frontline workers and drivers. Once implemented, we make it easy for customers to add new Applications and Agents.
•Clear Return on Investment. Our Connected Operations Platform provides real measurable impact to the safety, efficiency, and sustainability of our customers’ operations. In fiscal year 2026, Samsara’s technology helped prevent thousands of driving accidents, digitized millions of pen and paper processes, and helped eliminate billions of pounds of CO2. Beyond these environmental and safety milestones, our customers realize significant operational gains and cost savings across their entire value chain. Our customers also benefit from greater fuel and insurance savings and less driver turnover. These results span across key assets and resources including fleets, equipment, sites, and people.
•Strategic Partner and Innovation Flywheel. We serve as a long-term strategic partner for some of the world’s largest organizations, working alongside them to modernize their operations through training, implementation, and change management. We are building an extensive community of operations leaders through customer advisory boards, executive summits, and premier industry conferences. These deep partnerships feed our innovation flywheel and we incorporate feedback from them into our development process. This culture of co-innovation allows us to release new features and applications that address real-world operational challenges, ensuring our customers’ success while accelerating the evolution of our Connected Operations Platform.
•Partner Ecosystem. Our Connected Operations Platform serves as a central hub for a robust ecosystem of partner connections. Our ecosystem includes over 350 third-party integrations in the Samsara App Marketplace, a portal through which customers can access those integrations to connect Samsara to other systems. Our Experts Marketplace features a network of certified system integrators, consultants, and implementation partners who provide services to our customers. We also partner with leading OEMs who embed sensors and connectivity into their products, enabling customers to bring IoT data from their assets into our Data Platform without aftermarket IoT devices. Our ecosystem connectivity expands our reach in the market and reinforces the integration of our Connected Operations Platform with our customers’ physical operations.
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
As of the last business day of the fiscal year ended January 31, 2026, we had more than 4,100 full-time employees.
Growth Strategies
We intend to pursue the following growth strategies:
•Expand Our Customer Base by Acquiring New Customers. With a rapidly digitizing market, we believe there is a significant opportunity to continue to grow our customer base. We plan to continually invest in our sales and marketing capabilities and leverage our go-to-market model to continue acquiring new customers.
•Expand Within Our Existing Customer Base. As of January 31, 2026, over 90% of our Core Customers and over 95% of our customers representing over $100,000 in ARR subscribed to multiple Applications. We see a significant opportunity to expand Applications adoption, increase the number of physical assets integrated with our Connected Operations Platform, and expand across our customers’ operations. We will continue to educate our customers on the benefits of using our other Applications and leveraging our Connected Operations Platform.
•Continuous Customer-centric Innovation and Product Releases. By leveraging our customer-centric innovation flywheel, we are able to continuously build new Applications, Agents, and features for our customers based on their direct feedback. Our goal is to continue to add new data types to our Connected Operations Platform, and use this growing data asset alongside customer feedback to innovate and introduce new products that our customers can use across their operations. Over time, we plan to enable our customers to monitor new types of assets, utilize expanded AI-driven software applications to find more insights from their operations data, and help their frontline workers be safer and more efficient.

•Expand Our Partnerships and Integrations. Our Connected Operations Platform is broadly applicable across verticals, and we provide customizability with over 350 partner integrations, including numerous OEM partnerships. Continued growth in integrations will strengthen our ecosystem, further increasing the opportunity to attract customers that prioritize interoperability with their existing software applications. We believe that additional partnerships will also enhance our go-to-market channels.
•Expand Internationally. A key focus of our company is to continue to expand our global reach. In fiscal year 2026, we generated approximately 14% of our total revenue from outside the United States, with sales into Western Europe, Canada, and Mexico. Over time, we believe that we have a significant opportunity to increase our revenue across global markets. Our employee base now spans across the United States, Canada, Mexico, Taiwan, India, England, France, Germany, Poland, and the Benelux region to support our global operations.
Our Connected Operations Platform
Our Connected Operations Platform includes an extensive Data Platform that brings real-time visibility, analytics, and insights to our customers’ physical operations. We have built numerous Applications and Agents on our Data Platform to operationalize these analytics and insights.
Our Applications fall into the following primary solution areas:
Safety & Risk
Our Safety & Risk applications and features leverage AI and computer vision to protect frontline workers and reduce organizational risk across vehicles and sites:
•AI Video-Based Safety. Our AI Video-Based Safety applications leverage proprietary AI, embedded at the edge in IoT vehicular cameras, to identify safety risk through over 40 AI detections in real-time. They can prioritize safety events based on an extensive risk analysis that reviews severity, frequency, patterns, and context. From there, they deliver in-cab alerts, self-coaching, or manager-supported sessions – making coaching timely, consistent, and scalable without adding headcount. By combining video footage with speeding and accelerometer data, customers can reconstruct incidents, exonerate drivers in not-at-fault situations, reduce costs by refuting fraudulent claims, and lower insurance premiums by improving fleet safety.
◦AI Dash Cam. Our AI dash camera captures high-definition video in the cab and leverages edge computing to identify risks in real-time.
◦AI Multicam. Our AI Multicam provides 360-degree vehicle visibility by integrating up to four high-definition camera feeds. This comprehensive video coverage offers greater operational context, improving safety beyond our AI Dash Cam. By surfacing real-time AI detections on an in-cab monitor, such as Pedestrian Collision warnings that detect vulnerable road users at the sides and rear, the system provides drivers with immediate, actionable insights to help prevent accidents.
•Site Visibility. Our Site Visibility application brings advanced AI and cloud-based visibility to onsite locations such as job sites or warehouses by integrating with third-party cameras. Customers can leverage our AI detections to identify workplace hazards and operational inefficiencies, in addition to responding to unusual activity.
•Samsara Wearable. Our Samsara Wearable application protects frontline workers when they’re outside of a vehicle. It uses a rugged connected device designed to enhance the safety of frontline workers in hazardous or isolated environments. It provides real-time visibility and incident management through features like automatic fall detection and emergency SOS alerting.
Fleet Operations
Our Fleet Operations applications and features provide the mission-critical workflows required to manage large-scale commercial vehicle operations.
•Telematics. Our Telematics application provides visibility into real-time vehicle location and diagnostics with GPS tracking, routing and dispatch, fuel efficiency management, driver recognition, electric vehicle usage and charge planning, preventative maintenance, and advanced insights to efficiently manage fuel and energy costs.
◦GPS Fleet Tracking. We provide real-time vehicle location tracking, giving customers visibility into their entire fleet to enable rapid operational improvement.
◦HOS Compliance. Our ELD solutions simplify HOS compliance, allowing fleet operators to meet stringent regulations while lowering administrative costs.

◦Fuel Efficiency. Our fuel management tools provide end-to-end visibility into fuel trends, allowing customers to identify inefficient or abnormal activity like excessive idling and theft. Features such as weather-aware idling insights and driver efficiency reports help managers coach drivers toward more fuel-efficient behaviors and maintain International Fuel Tax Agreement compliance.
◦Electric Vehicle Management. Our EV solutions provides real-time charging status and alerts, route planning, and usage reporting to increase the efficiency of electric fleets. We also provide electrification suitability recommendations to support fleets in the process of electrification.
•Routing. Our Route Planning application enables customers to efficiently bring in thousands of orders, assign them across vehicles, and generate optimized daily plans with a single click. The system automates complex scheduling by accounting for constraints such as delivery time windows, service durations, vehicle capacities, and specific driver skills. In addition, customers can manage, track, update, and share route progress with their end customers to improve on-time arrivals and end customer satisfaction.
•Commercial Navigation. Our Commercial Navigation application provides drivers with safe, compliant, turn-by-turn directions tailored to the specific dimensions of commercial vehicles. It accounts for critical road restrictions—including bridge height, vehicle weight, and hazardous materials zones—while overlaying HOS data directly on the map to reduce driver distraction.
Asset Management
Our Asset Management applications and features allow customers to track, monitor, and maintain their physical assets on a single platform to improve efficiency and reduce capital expenditures.
•Asset Tracking. Our Asset Tracking applications provide comprehensive visibility across a diverse range of assets using a combination of specialized hardware. We provide a suite of security features that allow organizations to proactively prevent theft and accelerate asset recovery. This includes perimeter monitoring through virtual geofences that trigger real-time alerts when an asset leaves a designated area without authorization. Our applications also provide deep visibility into where and how assets are being deployed to help organizations run leaner operations. Through a suite of utilization reports, customers can identify underutilized equipment and rightsize their fleets by reallocating or divesting idle assets.
◦Asset Gateways: Our Asset Gateway provides real-time or near-real time visibility tracking for larger equipment, such as trailers, generators, and heavy construction machinery. For powered assets, these gateways can provide advanced functionality including engine hours, fuel levels, and high-frequency diagnostics. This visibility allows teams to monitor equipment health remotely to ensure operational readiness.
◦Asset Tags: Our Asset Tag is designed to track smaller, high-value tools and equipment such as scissor lifts, welders, and power tools that were previously difficult, or not cost effective, to monitor. Our Asset Tag leverages the global Samsara Network of millions of industrial-grade Bluetooth-connected devices to provide location updates without requiring a dedicated cellular connection for every item. We have expanded our Asset Tag capabilities with specialized sensors, such as environmental and level monitors, which use radar and Bluetooth technology to capture specialized data like fluid levels in tanks, enabling automated inventory management for bulk materials.
•Maintenance. Our Connected Asset Maintenance application centralizes the entire service lifecycle into a mission-critical system of action. By integrating real-time diagnostic data—including engine hours and fault codes—directly with maintenance workflows, the application enables customers to transition from reactive repairs to data-driven preventative maintenance programs. In addition, our platform utilizes AI to automate labor-intensive tasks, such as scanning third-party invoices to populate work orders and using intelligent suggestions to group multiple service items into a single shop visit, ultimately maximizing asset uptime and extending equipment longevity.
Frontline Worker
Our Frontline Worker applications and features digitize manual processes to improve productivity, compliance, and safety for the frontline workforce.
•Connected Training. Our Connected Training application delivers personalized, data-driven learning modules through the Samsara mobile app, helping organizations improve safety and upskill teams anywhere. Managers can build customized learning itineraries to address specific worker risks and utilize our AI course builder to quickly create training modules from existing policy documents.

•Connected Forms. Our Connected Forms application enables customers to digitize and manage custom forms, checklists, and field reports to streamline essential service tasks. For maintenance-specific needs, the system can transform real-time diagnostic insights into action by initiating maintenance workflows with pre-populated work order forms. This integration ensures that field workers have accurate data to perform inspections and repairs, ultimately reducing vehicle downtime and improving the reliability of equipment.
Our Applications are built on top of our Data Platform and supercharged by Agents, allowing customers to turn large volumes of operational data into automated workflows across their organizations.
Agents
Our Agents automate complex, data-heavy operational tasks that previously required significant manual intervention.
•Safety Agent. Our Safety Agent analyzes safety risks and executes coaching actions for frontline workers to reduce organizational risk. The Agent evaluates risk by synthesizing data from multiple sources, including safety event videos, driver safety records, HOS data, and real-time weather conditions. By distinguishing between genuine safety risks and safe driving behaviors, the Agent takes direct actions such as providing real-time in-cab voice coaching and delivering personalized performance summaries. In addition, the Agent dynamically adjusts safety alerts based on environmental conditions, such as automatically increasing following-distance thresholds during inclement weather.
Data Platform
Our Data Platform provides the foundational technology and data architecture that power all of our Applications and Agents. It provides a single pane of glass to manage expansive physical operations.
•AI. We leverage a massive operational dataset—processing over 25 trillion data points in fiscal year 2026 from millions of connected IoT devices—to build powerful AI models. These models transform raw data into actionable insights, such as detecting high-risk driving behaviors, predicting equipment failures, and identifying operational inefficiencies. Our platform embeds these insights directly into worker experiences and back-office tools through generative AI and automated recommendations.
•Workflows. Our no-code workflow builder enables customers to orchestrate complex operational processes without technical expertise. These workflow automations use real-time contextual triggers—such as a vehicle entering a geofence or a safety event being detected—to automatically assign tasks, manage approvals, and streamline communication between field workers and the back office.
•Reporting. Our comprehensive reporting tools give customers real-time visibility into every aspect of their operations. This includes automated dashboards and benchmarking for safety performance, asset utilization, and fuel efficiency, allowing managers to make data-driven decisions to improve the safety, efficiency, and sustainability of their operations.
•Document Management. Our platform digitizes manual processes to improve accuracy and administrative efficiency. This includes cloud-enabled electronic document capture for delivery photos, signatures, and AI-enhanced DVIRs, which use AI to automatically validate that inspections are performed correctly.
•Integrations. We maintain an expansive open ecosystem with over 350 integrations, allowing customers to connect Samsara data with their existing technology stack. This ecosystem enables data synchronization across ERP, insurance providers, OEM, and other mission-critical operational and back-office applications.
Our Technology
A Modern, Scalable Platform
Our Connected Operations Platform is purpose-built to scale and leverages modern technology. In today’s rapidly evolving technology environment, our cloud platform gives us the agility to rapidly introduce new feature enhancements and the capacity to surface critical performance data based on our customers’ own preferences and analytical needs. This agility and capacity are enabled by our proprietary Data Platform, which allows our Connected Operations Platform to ingest, stream and analyze massive time-series datasets in real-time across a diverse range of physical assets, sites, and frontline workers. Our Data Platform now processes trillions of event points per year in a highly performant manner. This system allows for quick, behind-the-scenes querying of data at full granularity without the need for manual data processing or sampling, and presents it to the user in real-time. Given the scale of our datasets, we are able to drive better, more actionable insights into our customers’ physical operations.

Artificial Intelligence
Our distinct advantage in AI is our trove of operational data, which we use to build and improve our AI models. We processed over 25 trillion data points in fiscal year 2026 from our IoT devices and a growing ecosystem of connected assets and third-party systems. By using this massive data set to train, test and fine-tune our AI models, we are able to provide actionable insights to improve our customers’ operations.
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
Our IoT devices are designed for ease of installation, value, reliability, and connectivity. Our solution is typically self-installed and can be fully deployed and configured in as little as one hour. Our IoT devices are designed for extended deployment in the field and generally include dual-SIM cards for greater flexibility to connect to the best available network.
We generally use off-the-shelf components and outsource the manufacturing of our IoT devices to joint design manufacturers headquartered in Taiwan, with manufacturing locations for mass production across Asia and North America. We believe that using outsourced manufacturing partners enables greater scale and flexibility at lower costs than establishing our own manufacturing facilities.
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

Our Connected Operations Platform is designed to deliver a robust and ready-to-use security infrastructure to our customers, who can leverage our features to enhance their own security programs without needing to have deep security expertise. We use industry standards and protocols to protect customer data, whether in transit (including TLS 1.2 and 256-bit AES encryption) or at rest in our hosted infrastructure (including FIPS 140-2 compliant encryption standards). To further advance and demonstrate our commitment to data security and privacy, we have achieved four cybersecurity-related certifications under standards promulgated by the International Organization for Standardization (“ISO”). Our security program is designed to identify and mitigate risks, and we look to evaluate and implement best practices and ways to improve our security on an ongoing basis. We are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization, which helps keep our customers’ data safe and available. We regularly use the Cybersecurity Framework published by the National Institute of Standards and Technology, a framework of standards, guidelines, and best cybersecurity practices, to evaluate our security program and to plan improvements. We engage independent entities to conduct platform, infrastructure, and hardware-level penetration tests on at least an annual basis. We have also implemented a public bug bounty program to facilitate responsible disclosure of potential security vulnerabilities, which are identified by external researchers who are rewarded for their verified findings; our internal security team then works on addressing these vulnerabilities as appropriate.
App Marketplace and APIs
Samsara’s integration ecosystem includes over 350 pre-built integrations in our App Marketplace. This robust ecosystem of third-party integrations drives improved efficiency and insight for customers by unifying and analyzing data across multiple, previously siloed systems. To ensure easy adoption and seamless access for our developers, we have created “Getting Started” guides for all of our main integration types and we maintain a feature in the dashboard that allows customers to monitor integration health, provide a newsletter and discussion forum to share best practices, and have an API explorer feature in our documentation, which allows developers to try out API calls with their own data before building a full deployment. We are seeing strong adoption of integrations on our platform, with our largest customers using on average six API integrations.
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
Our go-to-market and sales efforts are strengthened by our free-trial sales model. Prospective customers are invited to test our Connected Operations Platform for their use case during a trial period at no cost. This drives significant trust in the solution and helps our highly technical sales team demonstrate the full capacity of our Connected Operations Platform, often alongside a dedicated team that quantifies the estimated potential return on investment, while simultaneously reducing post-sales friction.
We invest in a variety of marketing activities and programs to drive awareness, engage with prospective customers, and build a pipeline for our sales team. Our lead generation engine supports our growth targets by hosting and participating in field events such as our Beyond and GoBeyond customer conferences, producing webinars, leveraging customer success case studies, press engagement, digital lead generation campaigns, and more. To drive large customer growth, we leverage targeted, account-based marketing tactics.
In addition to our internal sales team, we have a network of referral and resale partners who act as an additional lead generation source.

Partners
We have built a robust ecosystem that includes over 350 integration partners in our Samsara App Marketplace, powered by an active developer community. In addition to these integration partners, we work with a network of system integrators, consultants, and implementation partners in our Experts Marketplace. We are seeing strong adoption by customers integrating into our system, with our largest customers using on average six API integrations. This enables developers to integrate our Connected Operations Platform into a variety of use cases from payroll to TMS, fuel purchasing tools, ERP, and more. These APIs cover all of Samsara’s Applications. We also have partnerships with OEMs who build connectivity into their products, such as vehicles and heavy equipment. These partnerships enable us to capture IoT data into our Connected Operations Platform without requiring customers to install aftermarket IoT devices. This lowers the barrier to connecting data to our platform. Our partner ecosystem also encompasses a number of commercial partnerships. We work with a network of reseller partners and also have partnerships with insurance providers and select vendors in the third-party logistics (3PL) network. We have also partnered with insurance companies, who have become an important partner constituency whose end customers can leverage our Connected Operations Platform in order to improve safety. As our relationships with these insurance partners have deepened, they have often incentivized their end customers to adopt our Connected Operations Platform in exchange for reduced insurance premiums.
Research and Development
Our research and development organization is responsible for the design, development, testing and delivery of new technologies, features, and integrations of our Connected Operations Platform, as well as the continued improvement and iteration of our Applications and Agents. It is also responsible for operating and scaling our Data Platform, including the underlying cloud infrastructure. Some of our most significant investments are in research and development to drive core technology innovation and to bring new Applications and Agents to market. Furthermore, we are increasingly integrating artificial intelligence and machine learning across our research and development organization to enhance productivity and help accelerate the delivery of our product roadmap.
Competition
The connected physical operations industry is highly fragmented, with most vendors offering software and/or hardware solutions addressing specific industry verticals, solution sets, geographies, and/or customer sizes. Our competition is specific to the individual solution sets that we target, or specific to operational groupings like fleets, facilities, or frontline workers. We are not aware of other companies that approach the market with a common platform across connected fleets, equipment, sites, and frontline workers.
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
The Principal Competitive Factors in the Markets in Which We Operate Include:
•Providing a seamless, proprietary “single pane of glass” that provides customers visibility across their entire operations;
•Cloud-native software applications whose feature set is effective, extensible, and evolving;
•Rapid development cycle;
•Transforming massive amounts of data into high-quality, relevant, and actionable insights for operational managers and frontline workers;
•Scalable data platform that can ingest and process data from various sources and apply powerful analytics across multiple data sets;
•Ease of adoption from installation to usability for back-office administrators and frontline workers;
•Ability to integrate seamlessly with a customer’s existing technology through an open and robust API ecosystem;
•Reliability and security;
•Quality and responsiveness of customer support channels;
•Return on investment: Price for software, devices, installation and support relative to achieved cost savings;
•Reputation, scale, and long-term viability of the provider as a strategic partner for digital transformation; and

•Strength of sales, marketing and channel partner relationships.
Based on these factors, we believe we are positioned favorably against our competitors. While many competitors focus on a subset of solutions for vehicles, such as GPS tracking and/or driver coaching, our Connected Operations Platform provides an extensive, real-time view of relevant operational information across the entirety of our customers’ operations. This real-time data enables intelligent recommendations that empower customers to achieve operational success while consolidating vendor costs and administration.
Our solution allows customers to use Samsara as their only physical operations management provider, instead of having to source, integrate and adopt point solutions across a variety of vendors. Some of these competitors have substantial financial resources and established distribution networks within specific industrial verticals. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. Our success depends on our ability to maintain a superior pace of innovation and to continue expanding the breadth of workflows supported by our platform. Additionally, from time to time, we may become subject to disputes with our competitors. For example, in January 2024, we filed claims against Motive alleging, among other things, that they engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. Although we were issued an award in that case with respect to certain claims, not all disputes will result in a similar outcome, and it is possible that such awards might not otherwise account for the full damage we have sustained. See Note 14, “Subsequent Event,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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
As of January 31, 2026, our portfolio consisted of 202 issued and 16 allowed (issuance pending) patents in the United States. Our issued patents are scheduled to expire between 2035 and 2044. We also had 124 patent applications pending for examination in the United States and four non-U.S. patent applications. Despite our pending patent applications, there can be no assurance that our patent applications will result in issued patents.
Although we rely on intellectual property rights, including patents, copyrights, trademarks and trade secrets, as well as contractual protections, to establish and protect our proprietary rights, we believe that factors such as the technological and creative skills of our personnel, creation of new services, features and functionality, and frequent enhancements to our platform are more essential to establishing and maintaining our technology leadership position.
We control access to and use of our proprietary technology and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, customers and partners. We generally require our employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements and we control and monitor access to our software, documentation, proprietary technology and other confidential information. Our policy is to require all employees and independent contractors to sign agreements assigning to us any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on our behalf and under which they agree to protect our confidential information. In addition, we generally enter into confidentiality agreements with our customers and partners. Refer to the section titled “Risk Factors” for a discussion of risks related to our intellectual property.
Government Regulation
We are subject to a wide variety of laws and regulations in the United States and other jurisdictions and devote considerable resources to compliance with these laws and regulations.
For example, to the extent our products function as ELDs, we are subject to regulation by the Federal Motor Carrier Safety Administration (“FMCSA”) and foreign regulatory agencies. In the United States, the FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements, and Canada requires third-party testing and certification for ELDs.

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
Refer to the section titled “Risk Factors—Risks Related to Government Regulation” for additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations.
Data Protection and Privacy Program
We dedicate significant resources to protecting and securing the data of our customers as part of our overall data protection and privacy program.
To advance and demonstrate our commitment to data security and privacy, we have achieved four cybersecurity-related certifications under standards promulgated by the ISO. In addition to the privacy and security measures that we incorporate into the design, engineering, and testing processes for our solution, including parts of our solution that utilize emerging technology such as AI, we have company-wide policies that describe how we collect, use, protect and disclose data. We provide ongoing training to our employees to appropriately handle and secure data. We are also able to assist our customers in demonstrating their compliance with applicable data protection and privacy laws and regulations through the use of template accountability documentation (e.g., data protection impact assessments, supporting policies, and data transfer impact assessments), which can be configured and tailored by customers to address their particular use cases and organizational requirements. We offer and include the latest EU Standard Contractual Clauses (“SCCs”) and supporting UK International Data Transfer Addendum in our contractual terms with customers for the purpose of helping enable our customers’ continued compliance with the changing regulatory landscape in connection with transferring personal data subject to the GDPR, UK GDPR, and UK DPA to “third countries” that have not been found to provide adequate protection to such personal data, including the United States, Mexico, Colombia, Taiwan, and India, highlighting a commitment to protect personal information in accordance with a set of privacy principles that offer meaningful privacy protections and recourse for European-based individuals. We also maintained a self-certification under the EU-U.S. and Swiss-U.S. Privacy Shield programs, and transitioned automatically to the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Frameworks, along with a UK Extension to the EU-U.S. Data Privacy Framework. The European Commission and Switzerland’s Federal Data Protection and Information Commissioner have issued adequacy decisions covering the transfer of personal data to the United States under the EU-U.S. and Swiss U.S. frameworks, respectively. We also include terms pursuant to the CCPA, as amended by the CPRA (together with its implementing regulations), in our contractual terms. We hold our service providers and subprocessors to high data protection and privacy standards, including through contractual commitments and periodic reviews and audits.
Refer to the section titled “Risk Factors—Risks Related to Government Regulation” for additional information about the laws and regulations to which we are subject and the risks to our business associated with such laws and regulations.
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
We have been growing rapidly over the past several years. As a result, our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to effectively plan for and model future growth. Many factors may contribute to declines in our revenue growth rate, including increased competition, slowing demand for our solution from existing and new customers, a failure by us to continue capitalizing on growth opportunities, terminations or downsizing of contracts, full or partial non-renewals of contracts or product returns by our existing customers, the maturation of our business, and macroeconomic factors, among others. Our recent and historical growth should not be considered indicative of our future performance. Even if our revenue continues to increase over the long term, we expect that our revenue growth rate will continue to decline in the future as a result of a variety of factors, including the maturation of our business. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in a rapidly changing environment. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, our growth rates may slow and our business, financial condition, and results of operations could be harmed.
We have a history of losses and may not be able to achieve our profitability targets in the future.
Prior to the third quarter of fiscal year 2026, we had incurred net losses in each period since our incorporation. We may not achieve or sustain profitability in future periods and may incur net losses in future periods. We incurred a net loss of $9.1 million for the fiscal year ended January 31, 2026. As a result, we had an accumulated deficit of $1,619.1 million as of January 31, 2026. We anticipate that our expenses will increase substantially in the foreseeable future as we continue to enhance our Connected Operations Platform, broaden our customer base, expand our sales and go-to-market activities, including expanding our sales team and customer outcomes team, expand our operations, hire additional employees, invest in emerging technologies, and continue to develop our technology. These efforts may prove more expensive than we currently anticipate, or we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses. Revenue growth may slow, or revenue may decline, for a number of possible reasons, including slowing demand for our Connected Operations Platform or increasing competition, among other reasons. Any failure to increase our revenue as we grow our business could prevent us from achieving our profitability targets, which would cause our business, financial condition, and results of operations to suffer.
Additionally, we have granted restricted stock units (“RSUs”) to certain of our employees and non-employees. Our future operating expenses will include a significant amount of stock-based compensation expense with respect to these RSUs, as well as any other equity awards we have granted and may grant in the future, which will impact our profitability levels.

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
Our future success depends, in part, on our ability to sell subscriptions to access our Connected Operations Platform to new customers. Our ability to attract new customers will depend in part on the perceived benefits and pricing of our solution and the effectiveness of our sales and go-to-market efforts. Other factors, many of which are out of our control, may now or in the future impact our ability to attract new customers, including:
•potential customers’ inexperience with or reluctance to adopt software and cloud-based solutions in their physical operations or our failure to adequately demonstrate the return on investment ROI of our solution;
•potential customers’ commitments to or preferences for their other vendors;
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
•technology developments that minimize the demand for our solution, such as the use of AI to internally develop software solutions instead of procuring them; and
•general macroeconomic conditions, including elevated inflation and interest rates, financial distress caused by volatility in the global banking sector and other recent financial, economic, and political events that may impact our customers and the industries in which they operate.
If our efforts to attract new customers are not successful, our business, financial condition, and results of operations will suffer.

If we are unable to retain and expand our relationships with existing customers, our financial position and results of operations will be harmed.
To maintain or improve our results of operations, it is important that our customers renew their subscriptions to our Connected Operations Platform when existing contract terms expire and that we expand our commercial relationships with our existing customers. Our contracts are typically for an initial subscription term of three to five years. However, our customers have no obligation to renew their subscriptions after the initial terms expire, and our customers might not renew any or all of their subscriptions for a similar contract period, at the same price, on the same payment terms, with the same or greater number of Applications and IoT devices, or at all. In the past, some of our customers have elected not to renew their subscriptions with us, and it is difficult to accurately predict long-term customer retention. Customers may choose to not renew their subscriptions or to downsize their subscriptions in full or in part for many reasons, including the belief that our solution is no longer required for their business needs or is otherwise not as cost-effective as initially anticipated, a desire to reduce discretionary spending in response to macroeconomic or other factors, our discontinuation of a desired application or loss of applicable regulatory certifications, a dissatisfaction with their overall customer experience, a belief that our competitors’ offerings provide better value, or a belief that they can internally develop alternative solutions. Additionally, our customers might not renew for reasons entirely out of our control, such as mergers and acquisitions that affect our customer base, the dissolution of their business or business unit utilizing our solution, or an economic downturn affecting their industry. A decrease in our renewal rate would have an adverse effect on our business, financial condition, and results of operations.
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
Another part of our growth strategy is to sell additional subscriptions to existing customers as they increase their number of connected assets, such as vehicles, machinery, warehouses, and factories, or connected employees. However, our customers may shrink or choose to not grow and expand their fleet and physical operations, or may opt not to purchase additional subscriptions from us to cover their broader or expanded operations. A decrease in our ability to sell additional subscriptions to our Connected Operations Platform to our existing customers could have an adverse effect on our business, financial condition, and results of operations.
We rely heavily on direct sales to sell subscriptions to access our Connected Operations Platform.
We market and sell subscriptions to access our Connected Operations Platform primarily through a direct sales model, and we must expand our sales organization to increase our sales to new and existing customers. We expect to continue expanding our direct sales force, both domestically and internationally, particularly our direct sales organization focused on sales to large organizations. We also expect to dedicate significant resources to sales programs that are focused on these large organizations. Once a new customer begins using our Connected Operations Platform, our sales team will need to continue to expand use of our Connected Operations Platform by that customer, including increasing the number of our IoT devices and Applications used by that customer and expanding their deployment of our Applications across other use cases. All of these efforts will require us to invest significant financial and other resources. We have also experienced turnover in our sales and marketing and supporting teams, including within the senior leadership of those teams, which often results in costly training, operational inefficiency, and potential execution risks. If we are unable to expand and successfully onboard our sales force and new sales leaders at sufficiently high levels, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, we may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel (including by failing to effectively market and sell our Connected Operations Platform, including our IoT devices, Applications, and other products, to prospects and customers and failing to effectively differentiate our platform from competitor offerings), if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, if our sales programs are not effective, or if we are not able to accurately account for the impact of sales personnel leaves of absence.

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
It is difficult to predict exactly when, or even if, we will make a sale to a potential customer or if we can increase sales to our existing customers. Customers with substantial or complex organizations may choose to deploy our solution in large increments on a periodic basis. Accordingly, customers may purchase subscriptions for significant dollar amounts on an irregular and unpredictable basis. Because of the nature of our business, we cannot predict the timing or cost of these sales and deployment cycles. Variations in the sales cycles among our customers based on the size and complexity of their operations, as well as the possibility that customers may purchase new subscriptions sporadically with short lead times, may adversely impact our ability to anticipate the timing and amount of ARR, revenue, and contract value from new customers, or from increased sales to existing customers.
In particular, part of our strategy is to target sales to larger customers. Sales to larger customers involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer and less predictable sales cycles (which typically last several months and, in some cases, have exceeded one year), more complex customer product requirements and expectations related to invoicing and payment and other commercial and contractual terms, substantial upfront sales costs. For example, larger customers often require considerable time to evaluate and test our solution prior to purchasing subscriptions. A number of factors influence the length and variability of our sales cycle, or even if a sale will occur, including the need to educate potential customers about the uses and benefits of our solution, the discretionary nature of purchasing and budget cycles, election cycles, macroeconomic factors, the competitive nature of evaluation and purchasing approval processes, the customer’s contemplated use cases, the specific deployment plan of each customer, the complexity of the customer’s organization and contracting procedures (for example, procurement requirements and budgetary, approval, signature, and other relevant policies and procedures), and the difficulty of such deployment, as well as whether a sale is made directly by us or through resellers or other partners. Moreover, larger customers often begin to deploy our solution on a limited basis but nevertheless may require a greater level of support from our customer support personnel and negotiate higher pricing discounts, which increases our upfront investment in the sales effort and could reduce the potential profitability of our contracts with those customers. If we fail to effectively manage these risks associated with sales cycles, sales timing uncertainty, and collection of payment from our customers, our business, financial condition, and results of operations may be adversely affected.
Our ability to achieve customer renewals and increase sales of subscriptions to our solution is dependent on the quality of our customer outcomes team, and our failure to offer high quality support would have an adverse effect on our business, reputation, and results of operations.
Our customers depend on our customer outcomes team to resolve issues and realize the full benefits relating to our Connected Operations Platform, including the IoT devices and Applications used by our customers. If we do not succeed in helping our customers quickly resolve post-deployment issues, providing effective ongoing support and education on our Connected Operations Platform, effectively marketing and selling our Connected Operations Platform to customers and effectively differentiating our platform from competitor offerings, or facilitating a smooth renewal or expansion process, including with respect to any relevant required or desired changes to the customer contract, our ability to sell additional subscriptions to, or renew subscriptions with, existing customers or expand the value of existing customers’ subscriptions would be adversely affected and our reputation with our customers could be damaged. Many larger customers have more complex IT environments and require higher levels of support than smaller customers. If we fail to meet the requirements of these larger customers, it may be more difficult to grow sales with them.

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
Rapid revenue growth has placed, and may continue to place, significant demands on our management, operational, and financial resources and systems. In addition, we operate globally and sell subscriptions to our solution to customers in many countries, and we plan to continue to expand our operations internationally in the future. We have also experienced significant growth in the number of customers, IoT devices and connected assets, and data supported by our solution and our associated infrastructure, which has placed additional demands on our resources, systems, and operations. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our business processes, systems, and controls. We must also attract, develop, and retain a significant number of qualified personnel without undermining our culture of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team that has been central to our growth. We will require significant expenditures and the allocation of management resources to grow and change in these areas. If we fail to successfully manage our anticipated growth, the quality and security of our Connected Operations Platform and internal operations may suffer, which could negatively affect our brand and reputation, harm our ability to retain and attract customers, and adversely impact our business, financial condition, and results of operations.
We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our solution and adversely affect our business, revenue growth, and market share.
The markets in which we compete are new and rapidly evolving. Our historical competition has been specific to the individual solution sets that we target, or specific to operational groupings like fleets or facilities. For example, certain of our Applications compete with vendors like Avigilon, CalAmp, Fleet Complete, Geotab, Lytx, Masternaut, Michelin, Motive, Nauto, Netradyne, Omnitracs, Orbcomm, Platform Science, Skybitz, Spireon, TrackUnit, Verizon Connect, Webfleet, and Zonar.
Competition in these markets is based on several factors, including the comprehensiveness of a solution; feature set breadth and extensibility; analytical capability; ease of adoption; platform reliability, security and scalability; customer support; ability to realize cost savings and return on investment; brand awareness and reputation; and the strength of sales and go-to-market efforts and channel partnerships.

Some of our competitors may have greater financial resources, greater brand recognition, larger and more effective sales forces and marketing resources, and broader distribution networks than us. Large corporations, as well as OEMs, may be able to utilize their distribution networks and existing relationships to offer solutions that compete with our Connected Operations Platform, in addition to solutions in other verticals already being provided to customers. We expect additional competition as our market grows and rapidly changes, and we may choose to enter or expand into new markets as well. For example, we rely upon Amazon for AWS web hosting, and we do not currently have an alternative provider. If Amazon decided to compete with us and did not allow us to renew our commercial agreement, this may have a significant impact on our solution and would require that we allocate time and expense to setting up our Connected Operations Platform on an alternative hosting service. We expect competition to increase as other established and emerging companies, such as Netradyne, Platform Science, and Verkada, enter the markets in which we compete, as customer requirements evolve, as the regulatory landscape evolves, and as new products and services and technologies are introduced. Certain of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. Some of our competitors have engaged in, and may in the future engage in, business practices that we consider to be unlawful. For example, we previously filed lawsuits against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, unfair competition, and theft of trade secrets, and we may take further action to protect our intellectual property rights and business interests. Responding to this and similar misconduct may be costly and time-consuming and may distract management from other business priorities. In addition, certain of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of industries with physical operations. Other current and potential competitors may be able to more effectively leverage new technologies, such as AI, to develop and market new products with comparable or superior functionality to our solution. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, certain of these companies are bundling their products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our solution. As a result, we may experience reduced margins, longer sales cycles, less favorable payment terms, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, financial condition, and results of operations will be harmed if we fail to meet these competitive pressures.
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
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers and suppliers, and in some instances, a single joint design manufacturer or supplier, to allocate sufficient capacity to meet our needs, to produce IoT devices, or components and materials thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices, components, and materials. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable. For example, for several fiscal years, there was an ongoing global silicon component shortage, which resulted in increases in the cost of devices and components and delays in shipments of goods across many industries, including components used in our IoT devices. Global transportation and freight networks were also strained as a result of global health crises, geopolitical conflicts, labor disputes, and other factors, which caused freight shipping costs and lead times to increase. Increases in the cost of devices or components, or freight to transport those items, could negatively impact our results of operations.

Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to component or material shortages, cost increases (such as increases in the cost of memory, storage and computing), equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks and resulting lockdowns, energy crises and power outages, geopolitical tension, civil unrest, hostilities or wars, trade policies, tariffs, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our manufacturers, suppliers, and sub-tier suppliers have a large presence in China and Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our suppliers’ and joint design manufacturers’ operations in Taiwan and secondary locations in Asia. Although we have extended our supply orders to the latest quoted lead times, qualified additional components, and have in the past made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.
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
Evolving trade policies, including the imposition of tariffs and other trade barriers by the United States and other countries, can have the effect of increasing production costs and creating disruptions and delays in supply chains. We expect that the occurrence of these developments in regions where we operate, such as North America and Europe, would likely increase the cost of our devices, disrupt supply chain logistics, and affect our ability to efficiently transport, store, and deliver our IoT devices to customers, which could negatively impact our revenue growth and operating margins. Our efforts to optimize our supply chain and manufacturing practices in light of evolving trade policies, component, production, and transportation costs, and other factors can be expensive, time-consuming, ineffective, and disruptive to our business and results of operations and may not succeed.
Managing the supply of our IoT devices is complex. Insufficient supply and inventory may result in lost sales opportunities or delayed revenue, while excess inventory may harm our results of operations.
Our third-party manufacturers and suppliers procure components for our IoT devices based on our forecasts, and we generally do not hold significant inventory for extended periods of time. These forecasts are informed by historical trends, market analysis, and anticipated demand for our solutions; however, their accuracy cannot be guaranteed. In order to reduce manufacturing lead times and plan for adequate component supply, from time to time we may issue forecasts for components and products that are non-cancelable and non-returnable.
Our inventory management systems and related supply chain visibility tools may be inadequate to enable us to accurately forecast and effectively manage supply of our IoT devices. These systems and tools also rely on the availability, accuracy, and timeliness of data from third parties, and any disruptions, inaccuracies, or delays in such data could impair our ability to effectively forecast demand and manage inventory. We may not succeed in maintaining supply levels that are sufficient to ensure competitive lead times while also avoiding obsolescence of our inventory because of rapidly changing technology and end-customer requirements. If we ultimately determine that we have excess and obsolete supply, we may have to record a reserve for excess material costs, or reduce our prices and write-down inventory, either of which in turn could result in lower margins. Alternatively, insufficient supply levels may lead to shortages that result in delayed revenue or loss of sales opportunities altogether as potential end customers are unable to access our Connected Operations Platform and, as a result, turn to competitors’ products that are readily available. Additionally, any increases in the time required to manufacture our IoT devices or ship these devices could result in supply shortfalls. If we are unable to effectively manage our supply and inventory, our results of operations could be adversely affected.

We may not be able to successfully execute our strategic initiatives or meet our long-term financial goals.
A significant part of our business strategy is to focus on long-term growth over short-term financial results. For example, for the fiscal year ended January 31, 2026, we increased our operating expenses to $1,294.7 million as compared to $1,140.9 million for the fiscal year ended February 1, 2025. We expect to continue making significant expenditures on hiring, sales and go-to-market efforts, and investments to develop new features, integrations, capabilities, and enhancements to our solution and further expand the use cases addressed by our Applications. We have been engaged in strategic initiatives to expand the scope of our core business to increase long-term stockholder value, to improve our cost structure and efficiency, and to increase our selling efforts and develop new business, and we expect to continue making significant expenditures in pursuit of these initiatives. We may not be able to successfully execute these or other strategic initiatives or deliver these initiatives on our expected timetable. If we are not successful in executing on our strategic initiatives, our business, financial condition, and results of operations could be harmed.
If we are not able to develop and timely introduce new technologies for our Connected Operations Platform that achieve market acceptance, keep pace with technological developments, and meet existing and emerging regulatory requirements, our business, financial condition, and results of operations would be harmed.
Our ability to attract new customers and increase revenue from existing customers depends in large part on our ability to enhance and improve our existing offerings and to introduce compelling new technologies that reflect the changing nature of our customers’ needs and the regulations to which they are subject. The success of any enhancement to our Connected Operations Platform depends on several factors, including timely completion and delivery, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings, rising AI infrastructure costs, and changes in demand for our solution may also materially impact the successful implementation of new Applications. Any new features or products that we develop may not be introduced in a timely or cost-effective manner, may contain bugs or other defects, or may not achieve the market acceptance necessary to generate significant revenue.
Further, the development and introduction of new technologies can be difficult, time-consuming, and costly. There are inherent risks and uncertainties associated with offering new technologies, especially when new markets are not fully developed, related technology standards are not mature, or when the laws and regulations regarding a new technology are evolving. If we are unable to successfully develop and timely introduce new Applications, enhance our existing Connected Operations Platform to meet customer requirements, or otherwise gain market acceptance, our business, financial condition, and results of operations would be harmed.

If we experience a security breach or incident affecting our customers’ assets or data, our data or IoT devices, our Data Platform, or other systems, our Connected Operations Platform may be perceived as not being secure or safe, our reputation may be harmed, and our business, financial condition, and results of operations could be materially and adversely affected.
As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our platform, devices, networks, and other systems, and we also rely on third parties that are not directly under our control to do so. We and many of our third-party partners, including our subprocessors and service providers, have security measures and disaster response plans in place that are designed to help protect our customers’ data, our data, our solution, and other systems against unauthorized access. However, we cannot assure that these security measures and disaster response plans will be adequate or effective against all security threats, including those from malicious insiders, ransomware and other malware, denial of service, supply chain, and other attacks; and natural disasters and other sources of disruptions, to the operation of our Connected Operations Platform, our devices, or our or our third-party partners’ operations, including power outages, telecommunications, and other failures. Our internal and third-party partners’ systems and security measures have in the past been and may in the future be breached or otherwise compromised, disrupted, or disabled, including as a result of actions by malicious insiders or third parties (including nation-state actors, such as those acting in connection with ongoing geopolitical tensions), such as intentional misconduct by computer hackers, phishing (including impersonating us by using domain names that are confusingly similar to ours), and other means of social engineering, including fraudulent inducement of employees or customers to disclose usernames, passwords, or other sensitive information, and employee or contractor error or malfeasance. For example, as a result of the ongoing conflict between Russia and Ukraine, the U.S. government issued a “Shields Up” alert in 2022 and other warnings for American organizations noting the potential for Russia’s cyberattacks on the Ukrainian government and critical infrastructure organizations to impact organizations in the United States. More generally, we and other American organizations may face increased risk of cyberattacks related to geopolitical tensions and events such as the Russia-Ukraine conflict and the conflicts in the Middle East. If such cyberattacks were to occur and were to impact us or our third-party partners, the relevant systems and security measures might provide inadequate protection. In addition, technological advances (including with AI) or other developments may introduce novel cybersecurity threat vectors, or may result in cyberattacks becoming more sophisticated and more difficult to detect and protect against. Any breach, incident, compromise, or failure of, or impacting, our systems or those of our third-party partners could result in the loss, corruption, or unavailability of our or our customers’ data; loss of intellectual property; someone obtaining unauthorized access to, modifying, exfiltrating, or otherwise processing without authorization our customers’ data or our data; or someone disrupting or obtaining unauthorized access to our Connected Operations Platform or other systems. Because a security breach or incident could materialize and techniques used by malicious actors continue to evolve, we and our third-party partners may be unable to anticipate security breaches or incidents and implement adequate preventative measures. We incur costs in our efforts to detect and prevent security breaches and other security-related incidents and we expect to incur additional costs in connection with improvements to our systems and processes in ongoing efforts to prevent such breaches and incidents. In the event of a future breach or incident, we could be required to expend additional significant capital and other resources to prevent further breaches or incidents, which may require us to divert substantial resources. Moreover, we could be required or otherwise find it appropriate to notify regulators, customers, and/or impacted third parties of, and otherwise address, the incident or breach and its root cause. In the United States, for example, the SEC has adopted rules for mandatory disclosure of material cybersecurity incidents experienced by public companies, as well as cybersecurity governance and risk management practices. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises sensitive data. Any failure or perceived failure by us to comply with these laws may also subject us to enforcement action or litigation, any of which could harm our business.

Third parties may also conduct attacks designed to temporarily deny customers access to our Connected Operations Platform or disrupt or otherwise impede such access or our platform’s performance. They may also conduct attacks designed to interfere with the operation of our AI models or the accuracy of our data insights. Our presence in the IoT industry with offerings of telematics products and services, including vehicle telematics, could also increase our exposure to potential costs and expenses and reputational harm in the event of cyberattacks or vulnerabilities impacting our solution. For example, in July 2020, the U.S. Federal Bureau of Investigation issued a private industry notification alerting industry participants to cyber-threats targeted at ELDs. Compromise of our IoT devices could pose a health and safety hazard if a malicious actor exploits a vulnerability that allows for control of or interference with the operation of our customers’ equipment. Any actual or perceived security breach or incident affecting our platform or other aspects of our systems, networks, or operations, such as any compromise of our IoT devices, any denial of service attack, or any other disruption to our Connected Operations Platform, affecting data we or our service providers process or maintain, or affecting our customers’ equipment or operations, could result in a loss of customer confidence in the security, integrity, or safety of our solution and damage to our brand and reputation; reduce the demand for our solution; disrupt our normal business operations; require us to spend material resources to correct the breach or incident and otherwise respond to it; expose us to legal liabilities, including claims and litigation by private parties, regulatory investigations and other proceedings, fines, penalties, and indemnity obligations; and materially and adversely affect our business, financial condition, and results of operations. These risks will increase as we continue to grow the scale and functionality of our Connected Operations Platform and as we store, transmit, and otherwise process increasingly large amounts of information and data, which may include proprietary, sensitive or confidential data, or personal or identifying information. Our liability in connection with any security breaches, incidents, cyberattacks, or other disruptions to our solution or operations may not be adequately covered by insurance, and such events may result in an increase in our costs for insurance or insurance not being available to us on economically feasible terms, or at all. Insurers may also deny us coverage for any future claim. Any of these results could harm our growth prospects, financial condition, business, results of operations, and reputation.
Abuse or misuse of our internal platform controls and system tools could cause significant harm to our business and reputation.
In order to provide real-time support to our customers and improve and develop our products, we have created internal platform and system tools that are used by our employees to access data. If our employees were to intentionally or negligently abuse or misuse these tools, for example, by interfering with or altering our IoT devices or our customers’ connected assets and accessing our customers’ data, or otherwise violate company policies, our customers could be significantly harmed. For example, our employees have historically had broad access to customers’ video footage and other customer data, and although we have implemented access controls, such controls may not ensure that our employees’ access to and use of customer data is in all cases appropriate. Additionally, some of our Applications have features allowing them to control large industrial assets or interact with some operations of vehicles; any abuse or misuse of these capabilities could cause substantial disruption or damage to our customers. Any abuse or misuse by our employees of our internal platform and system tools, even if inadvertent, could result in potential legal liability and reputational damage to our customers, our partners, and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform and system tools could significantly and adversely harm our business and reputation.
We are continuing to implement enhanced access controls to our platform controls and system tools in an effort to further improve security and reduce the risk of human error or malfeasance. If it becomes necessary to further restrict the availability or use of our platform and system tools by our employees in response to any abuse or misuse, our ability to deliver high-quality and timely customer support could be harmed.
Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facilities and other third parties, could adversely affect our business, financial condition, and results of operations.
Continued adoption of our solution depends in part on the ability of our existing and potential customers to access our solution within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, data corruption, outages, and other performance problems with our solution and infrastructure due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, or security-related incidents. If our solution is unavailable, corrupted, or if our users and customers are unable to access or trust our solution within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. The impact upon our customers may be further heightened by the nature of our solution connecting to their physical infrastructure, which may impede or harm their fleet, equipment, sites, or other physical operations. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology and business needs, our business, financial condition, and results of operations could be adversely affected.

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
We rely on third-party software to provide many essential financial and operational services to support our business, including enterprise resource planning, customer relationship management, AI efficiency enhancements, and human capital management. Many of our vendors are less established and have shorter operating histories than traditional software vendors. Moreover, many of these vendors provide their services to us via a cloud-based model instead of software that is installed on our premises. We depend upon these vendors to provide us with services that are always available and are free of errors, security vulnerabilities, or defects that could cause disruptions in our business processes. Any failure by these vendors to do so, or any disruption in our ability to access the internet, would materially and adversely affect our ability to effectively manage our business.
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

We rely on industry standards and technology developed and maintained outside of our control. For example, many of our Applications depend on cellular, satellite, Bluetooth, Wi-Fi, and AI technology and are built upon such technologies. We do not control the development of such technologies, and so it may be possible in the future that the components of the underlying technologies that interface with or are built into our solution develop in ways that are not beneficial to our growth and technological capabilities. If these technologies do not continue to be improved or are replaced with alternative technologies that we do not effectively adapt to, our ability to innovate may be diminished and our market appeal and value to customers may be harmed.
Issues and uncertainty in the development, deployment, and use of AI in our solution, in our business, and by our customers may subject us to liability and may harm our reputation and operating results.
We are investing significantly in AI technology. We are increasingly innovating and expanding offerings on our Connected Operations Platform by integrating AI into our technology and systems. We are also developing and incorporating AI solutions and features into our operations to help drive future growth and efficiency. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality or contain biased information. Inappropriate or controversial data practices by third parties, data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Our, or our vendors’, use of AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information and could lead to new potential cyberattack methods for third parties or be used to increase the frequency or intensity of cyberattacks. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by relevant courts or other laws or regulations, and the use of third-party AI technologies in connection with our solution and operations may result in exposure to claims of copyright infringement or other intellectual property misappropriation, or a reduced ability to protect our intellectual property. We may choose to invest in the development and maintenance of proprietary data sets and training models and the development of appropriate protections, safeguards, and policies for handling the processing of data, including transparency of customer data extraction and usage in training models, with our AI features, which may be costly and subject us to legal liability. There can be no assurance that we will realize the desired or anticipated benefits from our investments in AI technology in a timely or cost-effective manner.
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
In addition, our competitors, customers, or other third parties may incorporate AI more successfully than us, and their AI solutions may achieve higher market acceptance than ours, which may result in decreased demand for our solution and us failing to recoup our investments in developing AI-powered offerings. Uncertainty around new and emerging AI technologies may require significant additional investment in these technologies. Any challenges in deploying our AI-based technologies, or the ability of our competitors to do so more effectively, may impair our ability to compete effectively, result in reputational harm, and have an adverse impact on our operating results.

Our Connected Operations Platform relies on cellular and satellite networks and any disruption, failure, or increase in costs of these networks could adversely affect the functionality of our solution, impede our profitability, and harm our results of operations.
Two critical links in our current Applications are between IoT devices and cellular networks and IoT devices and satellite networks, both of which allow us to obtain location and other operational data and transmit that data to our platform. Service outages occurring in the satellite and/or cellular networks upon which our Connected Operations Platform relies or a lack of coverage in certain locations have affected and may in the future adversely affect the functionality of our solution. Moreover, technologies, such as GPS, that rely on satellites depend on the use of radio frequency bands, and any modification of the permitted uses of these bands may adversely affect the functionality of these technologies and, in turn, our solution.
Additionally, increases in the fees charged by cellular carriers or satellite networks for data transmission, changes to the conditions by which our cellular carriers or satellite networks provide service on their or their partners’ networks, or changes in the cellular or satellite networks themselves, such as a cellular carrier discontinuing support of the network currently used by our or our customers’ IoT devices, could increase our costs and impact our profitability. Mobile carriers deprecate outdated radio frequency technologies to repurpose spectrum for newer, more efficient wireless standards. If we are unable to design our solution into new technologies, our business, financial condition, and results of operations could be harmed.
If we do not develop IoT devices that are compatible with third-party hardware, software, and infrastructure, including the many evolving wireless industry standards, our ability to introduce and sell new subscriptions to access our Connected Operations Platform, or to renew existing subscriptions, could suffer.
In order to support customers’ adoption of our Connected Operations Platform, we develop IoT devices that are compatible with a wide variety of hardware, software, and infrastructure. Not only must we ensure our IoT devices are compatible with third-party software applications and technologies developed by our partners and vendors, but we must also ensure that our IoT devices can interface with third-party hardware, software, or infrastructure that our customers may choose to adopt. Third parties may choose not to support our solution, for example, if they were to develop software applications or IoT devices that compete with ours. In particular, our ability to interface with vehicles and equipment from a variety of manufacturers or accurately anticipate evolving wireless technology standards and ensure that our IoT devices comply with these standards in relevant respects is critical to the functionality of our IoT devices. Any failure of our IoT devices to be compatible or comply with the hardware, software, or infrastructure—including wireless communications standards—utilized by our customers could prevent or delay their implementation of our Connected Operations Platform and require costly and time-consuming engineering changes. Additionally, if an insufficient number of wireless operators or subscribers adopt the standards to which we design our IoT devices, our ability to introduce and sell subscriptions to our Connected Operations Platform, or to renew existing subscriptions, would be harmed.
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
We believe that our ability to increase our sales depends in part on maintaining and strengthening relationships with parties such as channel partners, OEM partners, integration partners, installation partners, financing partners, and other strategic technology companies or technology partners. Once a relationship is established, we likely will dedicate significant time and resources to it in an effort to advance our business interests. There is no assurance that any strategic relationship will achieve our business purposes or that the resources we use to develop the relationship will be cost-effective, and we may decide to exit or terminate the relationship. Parties with whom we establish strategic relationships may offer competing products and/or services or also work with companies that compete with us. We have limited, if any, control as to whether these parties devote adequate resources to our strategic relationships or adequately or appropriately deliver on their responsibilities or commitments, including to us or our customers, and from time to time are contractually required to take liability for the actions of our partners. Failure of such third parties to deliver on their responsibilities or commitments to us or our customers could result in losses or damages to our business, as well as reputational harm. Further, companies with whom we maintain strategic relationships may de-emphasize their dealings with us, become competitors in the future, or be unwilling to agree to our preferred partnership terms and conditions. We also have limited, if any, control as to other business activities of these parties, and we could experience reputational harm because of our association with such parties if they fail to execute on business initiatives, are accused of breaking the law, or suffer reputational harm for other reasons. All of these factors could materially and adversely impact our business and results of operations.
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
Further, we rely in part on direct sales employees to sell subscriptions to our solution in the United States and internationally. We are focused on increasing the size and effectiveness of our sales force, marketing activities, sales management team, and corporate infrastructure, as well as exploring further relationships with third-party resellers and channel partners. We intend to continue increasing the size of our current direct sales organization and to more efficiently leverage our expanded sales force to increase sales coverage for our solution. We cannot assure you that we will be able to attract and retain the additional personnel necessary to grow and expand our business and operations. Further, we expect that the onboarding of new sales and marketing personnel will take considerable time to enable employees to ramp up to full productivity. If we are unable to expand our sales force at sufficiently high levels and onboard new sales personnel successfully, our ability to attract new customers may be harmed, and our business, financial condition, and results of operations would be adversely affected. In addition, any failure to adequately train our employees on how to communicate the uses and benefits of our solution to potential and existing customers may prevent us from increasing our market share and revenue. If we fail to identify, attract, retain, and motivate these highly skilled personnel, we will be unable to achieve our growth expectations, and our business, financial condition, and results of operations may be harmed.

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
We believe that our success to date has been driven in large part by our company’s values of focusing on customer success, building for the long term, adopting a growth mindset, being inclusive, and winning as a team. As we mature and scale, we may find it difficult to maintain these important aspects of our culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As a result, if we fail to maintain our company culture, our business and competitive position may be harmed.
If we are not able to maintain, enhance, and protect our brand, our business, financial condition, and results of operations may be harmed.
We believe that maintaining, enhancing, and protecting our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. The successful promotion and protection of our brand depends on a number of factors, including our and our channel partners’ marketing efforts, our ability to continue to develop high-quality solutions, our ability to successfully differentiate our Applications from those of competitors, and our ability to obtain and maintain intellectual property and other protections related to our brand. In addition, users of our solution, independent industry analysts, and other media commentators provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our Connected Operations Platform in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our reputation and brand may be harmed.
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
We typically provide service-level commitments under our subscription agreements and may provide product performance obligations, warranties or commitments to larger customers. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service or other remedies, or face subscription termination with prorated refunds of prepaid amounts or breach of contract claims, which could lower our revenue, require personnel time or company resources to remedy the issue, and harm our reputation, business, financial condition, and results of operations.
Our subscription agreements typically contain service-level commitments, and our agreements with larger customers may carry higher service-level commitments and/or product performance obligations, warranties, or commitments than those provided to customers generally. If we are unable to meet these requirements, including failure to meet the uptime, response time, and/or resolution time requirements under our customer subscription agreements, we may be contractually obligated to provide these customers with service credits or other remedies, which could significantly affect our revenue in the periods in which the failure occurs and the credits are applied. We could also face subscription terminations, breach of contract claims, and a reduction in renewals, which could significantly affect both our current and future revenue and/or require personnel time and company resources to remedy the issue. We offer multiple tiers of subscriptions to our solution and, as such, our service-level commitments will increase if more customers choose higher tier subscriptions. Although our historical service credits have not been significant, any future service-level failures and/or failure to meet our product performance obligations, warranties, or commitments could also damage our reputation, which could also adversely affect our business, financial condition, and results of operations.

A real or perceived defect, security vulnerability, error, or performance failure in our Connected Operations Platform could cause us to lose revenue, damage our reputation, and expose us to liability, and our product liability insurance may not adequately protect us.
Our Connected Operations Platform and IoT devices are inherently complex and, despite extensive testing and quality control, have in the past contained and may in the future contain defects or errors, especially when features and Applications are in testing phases, first introduced, or not performing as contemplated. These defects, security vulnerabilities, errors, performance or related failures could cause damage to our reputation, loss of customers or revenue, loss of applicable regulatory certifications, order cancellations, service terminations, or lack of market acceptance of our solution. Our customers within the physical operations industry are particularly sensitive to the reliability of our solution because a failure or defect in our solution could have a significant impact on their business or employees, including leading to noncompliance with applicable regulations, serious bodily injury, or death. For example, customers of our Applications for connected sites may have heightened expectations in connection with the security provided by such Applications, given our access to video feeds of their work environments. Moreover, because customers use some of our Applications for critical compliance functions, defects or errors in such Applications may expose customers to liability or regulatory enforcement. As the use of our solution, including features and Applications that were recently developed, continues to expand to even more sensitive, secure, or mission-critical uses by our customers, we will be subject to increased scrutiny, potential reputational risk, or potential liability should our solution fail to perform as intended in such deployments. We have in the past needed, and may in the future need, to issue corrective releases or hardware to fix these defects, security vulnerabilities, errors or performance failures, which could require us to allocate significant research and development and customer support resources to address these problems. When required to correct issues to our IoT devices, we have implemented over-the-air firmware updates to devices that are deployed in the field, created workaround solutions, or deployed new or updated hardware. If such solutions do not perform as anticipated, they may prolong interruptions and performance problems and otherwise impact our reputation and relationship with our customers. Additionally, an improperly configured or deployed update, or our failure to adequately develop and deploy updated technology, may cause performance or security issues or disable certain devices in the field, as has occurred in the past. Such an error could require us to fix or replace such devices and may harm our relationship with the impacted customer or customers. Fixing or replacing such devices is costly and would have an adverse impact on our results of operations.
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
Our solution is often operated in large scale, distributed IT environments, including across a wide array of IoT devices and connected assets. Implementing our solution in such environments can be a complex and lengthy process, particularly for certain of our customers who are less experienced with respect to the implementation of hardware and/or cloud-based platforms such as ours. On occasion, some of our customers and partners have encountered challenges in implementing our solution, leading them to require training and experience in the proper use of and the benefits that can be derived from our solution to maximize its potential. If our solution is not implemented, used, or updated appropriately, then inadequate performance, exposure of customer data and/or security vulnerabilities can result. Because our customers rely on our software and hardware to manage a wide range of operations, the incorrect implementation or use of, or failure to update, our software and hardware or our failure to train customers on how to use our solution productively may result in customer dissatisfaction, negative publicity and litigation, which may adversely affect our reputation and brand. Failure to effectively provide training and implementation services to our customers could result in lost opportunities for follow-on sales to these customers, decreased subscriptions by new customers, and returns or customer concessions, which would adversely affect our business and growth prospects.
We may be subject to product liability, warranty, and recall claims that may increase the costs of doing business and adversely affect our business, financial condition, and results of operations.
We are subject to the risk of product liability and warranty claims if our Connected Operations Platform and our IoT devices actually or allegedly fail to perform as expected or result, or are alleged to result, in bodily injury and/or property damage. Certain technologies incorporated in our IoT devices, such as batteries (including lithium batteries), behavior detection, in-cab audio alerts, and immobilizing technologies, may increase the risk profile of such devices. While we maintain what we believe to be reasonable insurance coverage to appropriately respond to such liability exposures, large product liability claims, if made, could exceed our insurance coverage limits and insurance may not continue to be available on commercially acceptable terms, if at all. There can be no assurance that we will not incur significant costs to defend these claims or that we will not experience any product liability losses in the future. In addition, we generally provide our customers a hardware warranty for the entire term of their subscription to our Connected Operations Platform. If any of our IoT devices are, or are alleged to be, defective, we may be required to participate in recalls and exchanges of such devices or customer claims against us. The future cost associated with providing product warranties and/or bearing the cost of repair or replacement of our solution, or a refund of customer expenses, could exceed our historical experience and have a material adverse effect on our business, financial condition, and results of operations.
Our current operations are international in scope, and we plan further geographic expansion, creating a variety of operational and regulatory challenges.
A component of our growth strategy involves the further expansion of our operations and customer base internationally. We are continuing to adapt to and develop strategies to address international markets, but there is no guarantee that such efforts will have the desired effect. For example, we anticipate that we will need to establish relationships with new partners in order to expand into certain countries, and if we fail to identify, establish, and maintain such relationships, we may be unable to execute on our expansion plans. We intend to increase the scope of our international activities as we continue to pursue opportunities in existing and new international markets, which will require significant dedication of management attention and financial and other resources.
Our current and future international business and operations involve a variety of risks, including:
•challenges in recruiting, training, and retaining qualified employees, particularly in markets in which we have little or no experience operating;
•slower than anticipated availability and adoption of our solution by existing or potential customers in our target geographies;
•challenges in operating in a specific country’s or region’s political or legal and regulatory environment, including responding to changes that result from elections and other governmental changes, political instability, and political disputes;
•the economic environment or conditions in each country or region in which we operate;

•disruptions from human-caused or natural disasters (including public health crises) or extreme weather (including as a result of climate change), geopolitical events (including the conflict between Russia and Ukraine, the conflicts in the Middle East, or heightened tensions between China and Taiwan) and security issues (including terrorist attacks, armed hostilities, and political conflicts), labor or trade disputes, tariff and trade policy changes contemplated and implemented by the U.S. government (including export quotas, custom duties, or other trade restrictions), and similar events;
•the need to adapt and localize our solution and go-to-market, finance, legal, regulatory, and compliance practices for specific countries;
•greater difficulty collecting accounts receivable, longer sales and payment cycles, different pricing environments, and different risks associated with country- and region-specific legal, regulatory, and compliance requirements and environments, including related to privacy, data protection, and fraud;
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
•laws and business practices favoring local competitors or general market preferences for local vendors, including recent efforts by foreign governments to reduce dependence on America-based technology providers;
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
In addition, despite our precautions, it may be possible for unauthorized third parties to copy our solution, use information that we regard as proprietary to create offerings that compete with ours, or infringe upon or misappropriate our intellectual property. Some of our competitors have engaged in, and may in the future engage in, business practices that we consider to be unlawful. For example, in January 2024, we filed claims against Motive alleging, among other things, that they engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. Although we were issued an award in that case with respect to certain claims, not all disputes will result in a similar outcome, and it is possible that such awards might not otherwise account for the full damage we have sustained. See Note 14, “Subsequent Event,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. As another example, in November 2024, we filed an additional lawsuit against Motive alleging that they have misappropriated our trade secrets in a case that remains pending. There is also no guarantee that third parties will abide by the terms of our agreements or that we will be able to adequately enforce our contractual rights. We may also be unable to prevent third parties from acquiring or using domain names or trademarks that are similar to, infringe upon, or diminish the value of our trademarks and other proprietary rights, thereby impeding our ability to build brand identity and possibly leading to potential confusion in the market and damage to our reputation and business.
If we fail to identify and protect our intellectual property rights adequately, our competitors or other third parties may gain access to our proprietary technology and our business may be harmed. In addition, defending our intellectual property rights might entail significant resources and expenses and might distract management from other business priorities.
There can be no assurance that our intellectual property rights are enforceable or otherwise will be upheld as valid, or that our applications will be granted.
Any patents, trademarks, or other intellectual property rights that we have obtained or may obtain may be challenged by others or invalidated, circumvented, abandoned, or lapse. In addition, there can be no assurance that our patent or trademark applications will result in issued patents or trademarks. Even if we continue to seek patent or trademark protection in the future, we may be unable to obtain further patent protection for our technology or trademark protection for our brand. There can also be no assurance that our patents or trademarks will be equally enforceable or otherwise protected by the laws of non-U.S. jurisdictions.
In addition, given the costs, effort, risks, and downsides of obtaining patent protection, including the requirement to ultimately disclose an invention to the public, we may choose not to seek patent protection for certain innovations; however, such patent protection could later prove to be important to our business. Further, any patents may not provide us with competitive advantages, or may be successfully challenged by third parties. Furthermore, legal standards relating to the validity, enforceability, and scope of protection of intellectual property rights are uncertain.

Confidentiality agreements with employees and others may not adequately protect our intellectual property rights and proprietary technology or prevent the disclosure of trade secrets.
To protect our trade secrets, confidential information and distribution of our proprietary information, we generally enter into confidentiality, non-compete, proprietary, and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties, including our potential and actual customers, users, joint-design manufacturers, third-party vendors, service providers and channel, integration, or other partners. We also have entered into confidentiality agreements to protect our confidential information delivered to third parties for research and other purposes. No assurance can be given that these agreements will be effective in controlling access to trade secrets, confidential information and distribution of our proprietary information, including agreements with contracting counterparties who do business with our competitors, especially in certain U.S. states and non-U.S. jurisdictions that are less willing to enforce such agreements. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solution. In addition, others may independently discover our trade secrets and confidential information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our trade secret rights and related confidentiality and nondisclosure provisions, and failure to obtain or maintain trade secret protection, or our competitors’ obtainment of our trade secrets or independent development of unpatented technology similar to ours or competing technologies, could adversely affect our competitive business position.
In order to protect our intellectual property rights and proprietary technology, we may be required to spend significant resources to monitor and protect our intellectual property rights. Litigation has been and may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights have been and may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our intellectual property rights and proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solution, impair the functionality of our solution, delay introductions of new products, result in our substituting inferior or more costly technologies into our solution, or injure our brand and reputation.
We may become subject to additional intellectual property disputes, which are costly and may subject us to significant liability and increased costs of doing business.
Third parties have claimed and may in the future claim that our operations and Applications infringe their intellectual property rights, and such claims have resulted and may result in legal claims against and legal liability for our customers, our channel, integration, or other partners, and us. These claims, as well as claims that we may bring against other parties, may damage our brand and reputation, harm our customer and channel partner relationships, and result in liability for us. We expect the number of such claims will increase as the number of Applications and the level of competition in our market grows, the functionality of our solution overlaps with that of other products and services, and the volume of issued patents and patent applications continues to increase. Our patents may be, and in some instances currently are, subject to validity challenges, including inter partes review and other post‑grant proceedings, and to invalidity counterclaims in litigation. An adverse outcome in any such proceeding could result in narrowed or invalidated claims, reduce the scope of protection for key technologies, or embolden competitors to enter our markets using similar solutions. For example, in January 2024, we filed a lawsuit against Motive alleging that they have engaged in patent infringement, false advertising, fraud, computer fraud and abuse, and unfair competition. Although we were issued an award in that case with respect to certain claims, not all disputes will result in a similar outcome, and it is possible that such awards might not otherwise account for the full damage we have sustained. See Note 14, “Subsequent Event,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Motive responded to our complaint by filing a copycat complaint alleging that Samsara has engaged in patent infringement, false advertising, and trade secret misappropriation, among other things. Motive is currently seeking unspecified damages and an injunction. In November 2024, we filed an additional lawsuit against Motive alleging that they have misappropriated our trade secrets. The scope and outcome of ongoing litigation matters are uncertain. Responding to these matters and similar matters may be costly and time-consuming and may distract management from other business priorities. We have agreed in certain contracts with customers, channel partners, and other partners, to indemnify customers and channel or other partners, and have accepted tenders for indemnification from certain of such customers, for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our solution. To the extent that any claim arises as a result of third-party technology we use in our solution, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the software and technology industries, including some of our current and potential competitors, own patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Furthermore, standard essential patent holders, patent holding companies, non-practicing entities, and other patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us or extract costly license payments from us. Third parties may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We have received notices and been subject to litigation (and we may be subject to litigation in the future) that claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to IoT devices and the enterprise software market. These and other possible disagreements, including claims that we may bring against other parties, could lead to delays in the research, development, or commercialization of our systems, or could require or result in costly and time-consuming litigation that may not be decided in our favor. Any such event could materially and adversely affect our financial condition and results of operations.
There may be third-party intellectual property rights in the United States and internationally, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement claims due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us.
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
Our Connected Operations Platform, Applications, and device endpoints incorporate open source software, and we expect to continue to incorporate open source software in the future. Many licenses applicable to open source software have not been interpreted by courts, and there is a risk that any open source licenses could be construed in a manner that could impose unanticipated conditions or restrictions on our ability to commercialize our solution or other products we may develop in the future. We cannot be certain that developers will comply with our review processes or not incorporate software code made available under certain open source licenses into our proprietary code base. Increased use of artificial intelligence-based developer tools may increase the amount of open source software incorporated into our products and the associated licensing risks that accompany the open source software.

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
Open source projects are often provided on an “as-is” basis and may have known or unknown vulnerabilities and architectural instabilities which, if used in our solution and not properly addressed, could negatively affect the security or performance of our solution. Any of the foregoing could require us to devote additional research and development resources to re-engineer our solution, could result in customer dissatisfaction, and may adversely affect our business, financial condition, and results of operations.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, misappropriation, or violation and other losses.
Our agreements with customers, channel or other partners, and other third parties have in some cases included indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, intellectual property misappropriation or violation, security incidents or breaches, damages caused by us or subcontractors or partners to property or persons, breaches of our confidentiality, security, or other contractual obligations, violations of applicable privacy or other law, or other liabilities relating to or arising from our solution or other contractual obligations. Large indemnity payments could harm our business, financial condition, and results of operations. Pursuant to certain agreements, we do not have a cap on our liability for these indemnity obligations, and any payments under such agreements would harm our business, financial condition, and results of operations. Although we normally contractually limit our liability with respect to some of these indemnity obligations, we may still incur substantial liability related to them. Any dispute with a customer or channel partner with respect to such obligations could have adverse effects on our relationship with that customer or channel partner and other existing customers, new customers, and channel partners and harm our business and results of operations.

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
Our solution is subject to a wide variety of laws and regulations in the United States and other jurisdictions, and may become subject to additional laws and regulations, and we devote considerable resources to the analysis of their applicability to our solution and its compliance with applicable laws and regulations. Failure to comply with applicable laws and regulations could require us to incur significant compliance, research and development, and other costs, penalties, and fines; adversely impact our business reputation and customer relationships; and otherwise adversely affect or make impossible our ability to produce, market, and sell subscriptions to our solution. For example, some of our IoT devices are required to obtain product certifications or comply with other requirements in certain jurisdictions, and failure to comply with those requirements would prevent or limit our ability to operate in those jurisdictions. The United States and other countries have enacted regulations related to ELDs and HOS or similar requirements, and some of our customers use our solution to comply with such regulations. Failure to comply ourselves, to enable such compliance by our customers, or to obtain and maintain any required certifications would prevent current and potential customers from using our solution for such compliance purposes and would have an adverse impact on our ability to renew and sell subscriptions to our solution, our business reputation, and our customer relationships. For example, in the United States, to the extent our Applications and/or IoT devices function as ELDs, they are subject to regulation by the FMCSA and similar regulations in other countries in which they are used. The FMCSA requires that ELD manufacturers register and self-certify that each ELD model and version they offer for sale has been sufficiently tested to meet certain functional requirements. Among other challenges, compliance with ELD regulations often requires reading and interpreting diagnostic information from commercial motor vehicle engines, which is challenging given the diversity of commercial motor vehicles in our customers’ fleets, the continuous release of vehicles of new makes, models, and years with potentially different diagnostic communication protocols, and the lack of standardization of diagnostic communication protocols across OEMs. Our ability to design, develop, and sell subscriptions to our solution will continue to be subject to these rules and regulations, as well as many other federal, state, local, and foreign rules and regulations, for the foreseeable future. For example, from time to time, we have received and expect to continue to receive inquiries from FMCSA relating to our self-certified ELD Application in the United States. These inquiries could put our self-certification of our ELD Application at risk or require changes to our ELD functionality that could make our ELD Application less desirable to existing and potential customers. Further, as another example, on January 1, 2023, Canada began enforcement of its ELD technical standard, mandating that motor carriers and drivers subject to HOS requirements in Canada use ELDs that have been tested and certified by an accredited, third-party certification body. We have obtained certification for all of our ELD models in Canada. However, failure to obtain certification for future ELD models, or to maintain the existing certification for our certified ELD models, would prevent current and potential customers from using our ELD Application for compliance purposes in Canada and could negatively impact the reputation and goodwill of our ELD offering in the United States. Furthermore, our solution may transmit radio frequency waves, the transmission of which is governed by the rules and regulations of the Federal Communications Commission, as well as other regulatory bodies.
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
Regulatory compliance and reporting are driven by legislation, regulatory requirements, and related guidance, which are often subject to change from regulatory authorities in nearly every jurisdiction globally. With respect to our Applications that are used for customers’ compliance purposes, changes in underlying regulations may reduce or eliminate our customers’ continued demand for Applications that address those regulations. For example, in the United States, fleet operators face numerous complex regulatory requirements, including, among others, electronic logging requirements; compliance, safety, and accountability driver safety scoring; limitations on HOS; and compliance and fuel tax and emissions reporting. If these regulatory requirements were reduced or eliminated as part of the current U.S. government’s general push for deregulation, our Applications for the fleet use case would have reduced utility to our customers. Accordingly, the reduction in regulation of markets addressed by our Applications could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws, regulations, executive orders, and directives applicable to our business could subject us to fines and penalties and could also cause us to lose customers or otherwise harm our business, financial condition, and results of operations.
Our business is subject to regulation by various federal, state, local, and foreign governmental agencies, including agencies responsible for monitoring and enforcing compliance with various legal obligations, covering topics including privacy and data protection, telecommunications, intellectual property, employment and labor, workplace safety, the environment, consumer protection, governmental trade duties and sanctions, import and export controls, anti-corruption and anti-bribery, securities, competition, and tax. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. These laws, regulations, executive orders, directives, and enforcement priorities impose added costs on our business, and our compliance policies, procedures, training, and controls may not be sufficient to prevent, detect, or remediate all violations. Actual or perceived noncompliance with applicable regulations or requirements could subject us to:
•investigations, enforcement actions, and sanctions;
•mandatory changes to our solution;
•disgorgement of profits, fines, and damages;
•civil and criminal penalties or injunctions;
•corporate monitorship;
•claims for damages by our customers, partners, or other third parties;
•termination of contracts;
•reputational harm;
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
Additionally, companies in the technology industry have recently experienced increased regulatory scrutiny and evolving laws and enforcement priorities across jurisdictions. Any reviews by regulatory agencies or legislatures may result in substantial regulatory fines, changes to our business practices, and other penalties, which could negatively affect our business and results of operations. Changes in social, political, and regulatory conditions or in laws and policies governing a wide range of topics may cause us to change our business practices. Further, our expansion into a variety of new use cases and geographies for our solution could also raise a number of new regulatory issues. These factors could materially and adversely affect our business, financial condition, and results of operations.

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
We also expect that there will continue to be new laws, regulations, executive orders, directives, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, the data protection landscape in Europe is currently evolving, resulting in possible significant operational costs for internal compliance and risks to our business. The EU adopted the GDPR, which became effective in May 2018, and contains numerous requirements and changes from previously existing EU laws, including more robust obligations on data processors and heavier documentation requirements for data protection compliance programs by companies. Among other requirements, the GDPR regulates the transfer of personal data subject to the GDPR to “third countries” that have not been found to provide adequate protection to such personal data, including the United States, Mexico, Colombia, Taiwan, and India. We have undertaken certain efforts to conform transfers of personal data subject to the GDPR from the European Economic Area (“EEA”) to the United States and other relevant jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities, including the use of SCCs approved by the European Commission; however, international data transfers may still be challenged in countries that have not received “adequacy” status from the European Commission. For example, in the Schrems II decision issued by the Court of Justice of the European Union (“CJEU”) on July 16, 2020, the CJEU, among other things, imposed additional obligations on companies when relying on the SCCs. EEA regulators since have provided guidance regarding use of the SCCs, and on June 4, 2021, the European Commission issued new SCCs that are required to be implemented where appropriate. The European Commission subsequently adopted an adequacy decision that also covers transfers of personal data to the United States under an alternative mechanism called the EU-U.S. Data Privacy Framework. The EU-U.S. Data Privacy Framework is the successor to the EU-U.S. Privacy Shield and allows participating entities to transfer personal data to the United States. As we continued to participate in Privacy Shield, we transitioned automatically to the EU-U.S. Data Privacy Framework, as well as a UK Extension to the EU-U.S. Data Privacy Framework and the Swiss-U.S. Data Privacy Framework, which are designed to allow personal data transfers from the United Kingdom and Switzerland, respectively, to the United States. The Swiss-U.S. Data Privacy Framework was granted an adequacy decision from Switzerland’s Federal Data Protection and Information Commissioner that became effective on September 15, 2024. There is no guarantee that any of these frameworks will survive any legal challenges and therefore, in light of this uncertainty, we will need to continue monitoring and taking appropriate steps to mitigate the impact on us with respect to the transfers of relevant personal data outside of the EEA, United Kingdom, and Switzerland. Additionally, the EU’s Data Act became applicable on September 12, 2025 and, among other things, introduces new obligations related to data portability and services switching, which introduces operational and contractual complexities, and may increase our compliance and operational costs.

The United Kingdom has enacted the UK DPA, which substantially implement the GDPR and provide for substantial penalties in a manner similar to the GDPR (up to the greater of £17.5 million and 4% of global annual turnover for the preceding financial year for the most serious violations). The United Kingdom also has adopted, in addition to the UK Extension to the EU-U.S. Data Privacy Framework, new data transfer mechanisms (namely, the UK International Data Transfer Agreement and the UK international data transfer addendum to the SCCs) addressing the cross-border transfer of personal data outside the United Kingdom that became effective as of March 21, 2022, and which are required to be implemented as necessary. While the EU has deemed the United Kingdom to be an “adequate country” to which personal data could be exported from the EEA, this decision may be modified, or revoked. If the United Kingdom loses its adequacy status, we will then need to rely upon alternative data transfer mechanisms for any exports from the EEA to the United Kingdom. It is unclear how United Kingdom data protection laws or regulations will continue to develop in the medium to longer term and therefore how data transfers to and from the United Kingdom will continue to be regulated. Further, some jurisdictions and/or particular sectors also are considering or have enacted regulations or standards requiring local storage and processing of data that could increase the cost and complexity of delivering our services.
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
Additionally, in June 2018, California passed the CCPA, which provides new data privacy rights for California consumers and new operational requirements for covered companies. Specifically, the CCPA requires that covered companies must provide new disclosures to California consumers and afford such consumers new data privacy rights that include the right to request a copy from a covered company of the personal information collected about them, the right to request deletion of such personal information, and the right to request to opt-out of certain sales of such personal information. The CCPA became operative on January 1, 2020. The California Attorney General can enforce the CCPA, including seeking an injunction and civil penalties for violations. The CCPA also provides a private right of action for certain data breaches that is expected to increase data breach litigation. The CPRA, which amended the CCPA, was approved by California voters in the November 3, 2020 election and went into effect on January 1, 2023. The CPRA significantly modified the CCPA, resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. A number of other states have implemented, or are considering implementing, their own versions of privacy legislation. The U.S. Department of Justice issued its final rule on the Bulk Transfer of Sensitive U.S. Personal and Governmental Data to Countries and Persons of Concern, which places additional restrictions on certain data transactions that may impact companies’ business activities such as vendor engagements, sale or sharing of data, employment of certain individuals, and investor agreements. Furthermore, the U.S. federal government also is contemplating federal privacy legislation. These laws and other evolving legislation may require us to modify our data practices and policies and to incur substantial costs and expenses in an effort to comply. Numerous differing state privacy and cybersecurity requirements could increase our potential liability and cause us to incur substantial costs and expenses in an effort to comply and otherwise adversely affect our business. Some of those laws, including Illinois’ Biometric Information Privacy Act, also provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets, and because our solution employs technology that may be perceived as subject to these laws, we and our customers have been, and may in the future become, subject to litigation, and we may also become subject to government enforcement actions, damages, and penalties under these laws, which could adversely affect our business, results of operations, and our financial condition.

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
We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the U.K. Bribery Act of 2010, and possibly other anti-bribery and anti-money laundering laws in countries where we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any improper advantage. Some of these laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. Anti-corruption and anti-bribery laws are interpreted broadly.
While we have policies and procedures to address such laws, we cannot assure you that none of our employees or third-party intermediaries will take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. In many foreign countries, particularly in countries with developing economies, it may be customary or common practice for businesses to engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use third parties to sell subscriptions to our solution and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we can be held liable for any corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. Similarly, some of our customers may be state-owned, exposing us to additional potential risks.
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
Sales to government entities are subject to a number of risks. Selling to government entities can be highly competitive, expensive, and time-consuming, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale. Despite our efforts, we may not be able to obtain the requisite certifications, establish the appropriate relationships with desired or required resellers, cooperative purchasing programs, contracting vehicles, channel partners, lobbyists, or other partners, or otherwise meet particular requirements to sell to certain government entities, and government certification or other requirements for products like ours may change, thereby restricting our ability to sell to the U.S. federal government, state and local governments, education entities, or non-U.S. government sectors until we have attained the appropriate certification or otherwise met their particular requirements. Government demand and payment for our solution may be affected by public sector budgetary cycles, election cycles, funding authorizations, and shutdowns, with funding reductions or delays adversely affecting public sector demand for our solution. For example, we have seen political volatility increase in the United States and abroad, with rapid changes in governments and increased partisanship affecting many aspects of government, including the ability to approve budgets and make commitments. Such budgetary constraints or shifts in spending priorities of government entities may adversely affect sales of our products and services to such entities. Additionally, any actual or perceived privacy, data protection, AI integrity, or cybersecurity incident, or even any perceived defect with regard to our practices or measures in these areas, may negatively impact public sector demand for our solution.

Some government entities have statutory, contractual, or other legal rights to terminate contracts with us or our resellers, cooperative purchasing programs, contracting vehicles, channel partners, or other partners for convenience, for lack of appropriation of funds, due to a default or failure to meet particular requirements, or due to other contractual or legal rights, and any such termination may adversely affect our future results of operations. Governments routinely investigate and audit government contractors, and any unfavorable investigation or audit outcome could result in the government refusing to continue buying our subscriptions, a reduction of revenue, or fines or civil or criminal liability if the investigation or audit uncovers improper or illegal activities, which could materially and adversely affect our business, financial condition, and results of operations.
Failure to comply with laws, regulations, policies, or contractual provisions applicable to our business could cause us to lose government customers or our ability to contract with the U.S. and other governments.
As a government contractor and subcontractor, we must comply with laws, regulations, policies, contractual provisions, and other requirements relating to the procurement, formation, administration, and performance of government contracts and their inclusion in government contract vehicles, which affect how we and our resellers, channel partners, lobbyists, and other partners do business with government agencies and which require significant investment of time and resources to provide appropriate training to our personnel and direction to our partners. As a result of actual or perceived noncompliance with government contracting laws, regulations, policies, contractual provisions, or other requirements, we or our partners may be subject to audits and internal investigations which may prove costly to our business financially, divert management time, or limit our ability to continue selling subscriptions to our solution to our government customers. These laws, regulations, and policies may impose other added costs on our business, and failure to comply with these or other applicable regulations and requirements, including non-compliance in the past, could lead to claims for damages from our channel partners or the government, penalties, and termination of contracts and suspension or debarment from contracting with government agencies for a period of time. Any such damages, penalties, disruption, or limitation in our ability to do business with a government could materially and adversely impact our business, results of operations, financial condition, public perception, and growth prospects.
We are required to comply with governmental export control, economic sanctions, and import laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, financial condition, and results of operations.
Exports, reexports and certain transfers of our solution, including the underlying technology, data, source code, and products, may be subject to governmental export control and economic sanctions laws and regulations, including those of the United States, the United Kingdom, and the European Union (“EU”). U.S. export control laws and regulations and economic sanctions include various restrictions and license requirements, including prohibiting the shipment of certain products, technology, software, and services to countries, governments, and persons embargoed or sanctioned by the United States. Export control and economic sanctions laws may apply extraterritorially and may conflict with local laws or contractual obligations in certain jurisdictions, which could limit our ability to conduct business or require us to modify our operations in those markets. Complying with export control, economic sanctions, and import laws and regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform, solution, services, technology, data, and software from being exported, reexported, or transferred in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the Company and incarceration for responsible employees and managers, and the possible loss of export privileges.
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

Further, if our channel or other partners fail to obtain any appropriate import, export, or reexport licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. In addition, access to our supply chain in China may be further restricted by U.S. actions taken against China, such as Chinese suppliers being targeted by U.S. sanctions or being added to lists of denied persons maintained by the U.S. Department of Commerce Bureau of Industry and Security (“BIS”). For example, the United States has imposed restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies and adopted controls on certain transactions involving items for semiconductor manufacturing end uses and advanced computing integrated circuits destined for China. If we were to identify a need to obtain export approval for any such transaction, it could adversely affect our operations. Changes in our platform, solution, services, technology, and software, changes in export or import laws or regulations, economic sanctions, or related legislation, shifts in the enforcement or scope of existing laws and regulations, or changes in the countries, governments, persons, or technologies targeted by such laws and regulations may require further product modifications, create delays in the introduction of or reductions in the use of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any decreased use of our platform, solution, services, technology, and software or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and results of operations.
Our failure to comply with the requirements of applicable environmental legislation and regulation could have a material adverse effect on our revenue and profitability.
Production, marketing, and selling of our products in certain jurisdictions may subject us to environmental regulations or market expectations, requiring registration, reporting, labeling, disclosure, or limiting or eliminating the use of certain substances or components in our products or packaging. In addition, certain states and countries may pass new regulations requiring our solution to meet certain requirements to use environmentally-friendly components in our products and packaging. For example, the EU has issued directives relating to chemical substances in electronic products. One directive is the Waste Electrical and Electronic Equipment Directive, which makes producers of certain electrical and electronic equipment financially responsible for the collection, reuse, recycling, treatment, and disposal of equipment placed in the EU market. Another directive is the Restriction of Hazardous Substances Directive, which bans the use of certain hazardous materials in electrical and electronic equipment which are put on the market in the EU. In the future, various countries, including the United States or state or local governments, may adopt further environmental compliance programs and requirements. If we fail to comply with these regulations in connection with our IoT devices, we may face regulatory fines and other penalties, and may not be able to sell our IoT devices in jurisdictions where these regulations apply, which could have a material adverse effect on our revenue and profitability.
Regulations related to conflict minerals may cause us to incur additional expenses and could limit the supply and increase the costs of certain metals used in the manufacturing of our products.
We are subject to requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that require us to conduct due diligence on and disclose whether our products contain conflict minerals as defined under these provisions. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of the materials used in the manufacture of components used in our IoT devices. In addition, we incur additional costs to comply with the disclosure requirements, including costs related to conducting reasonable diligence procedures to determine the sources of minerals that may be used in or necessary for the production of our IoT devices and, if applicable, potential changes to IoT devices, processes, or sources of supply as a consequence of such due diligence activities. It is also possible that we may face reputational harm or negative customer sentiment for not determining or asserting that each of our IoT devices contain only conflict-free minerals or if we are unable to alter our products, processes, or sources of supply to avoid materials not determined to be conflict-free. Future changes in conflict minerals regulations or the adoption of similar or more expansive supply chain transparency or sourcing requirements in the United States or other jurisdictions could further increase our compliance costs or adversely affect the availability or cost of materials used in our products.
We may face fines, penalties, or other costs, either directly or vicariously, if any of our partners, resellers, contractors, vendors, or other third parties fail to adhere to their compliance obligations under our policies and applicable law.
We use a number of third parties to perform services or act on our behalf in areas like sales, network infrastructure, administration, research, AI, and marketing. It may be the case that one or more of those third parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to those related to taxation, corruption, bribery, economic sanctions, and export/import controls. Despite our significant efforts in asserting and maintaining control of and compliance by these third parties, we may be held liable for third parties’ actions as if they were a direct employee of ours. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, financial condition, and results of operations.

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
We recognize subscription revenue from customers ratably over the term of their subscriptions. Consequently, any increase or decline in new sales or renewals to these customers in any one period may not be immediately reflected in our revenue for that period. Any such change, however, may affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals may not be fully reflected in certain of our financial performance measures until future periods. We may also be unable to reduce our cost structure and expenditures in line with a significant deterioration in sales or renewals. Our subscription model also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription term. By contrast, a majority of our costs are expensed as incurred. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts. Additionally, the timing of our cash expenditures fluctuates and may be unpredictable. Accordingly, we may not generate sufficient revenue to maintain positive cash flow from operations or achieve our profitability targets.
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
•The pricing and payment terms in our customer contracts and the timing of invoices issued to our customers and payments to us made by our customers;
•The timing of payments to our vendors, suppliers, and other parties;
•The amount and timing of operating expenses related to the maintenance and expansion of our business and operations, including continued investments in sales and marketing, research and development, and general and administrative resources;
•The timing and magnitude of customer terminations, which may lead to one-time revenue recognition and subsequent impacts to ARR;
•Product quality issues, network outages or performance degradation of our cloud service;
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

•Changes in the mix of revenue attributable to subscriptions, professional services, or other non-subscription revenue;
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
•The impact of political elections in the United States and abroad, particularly trade protection measures (such as tariffs and duties) and import or export licensing requirements;
•Fluctuations in foreign currency exchange rates;
•Fluctuations or impairments in the market values of our marketable debt securities portfolio or strategic investments, or in interest rates;
•Fluctuations in the cost of hardware components, particularly memory and computing, and our ability to mitigate such costs through pricing or supply chain management;
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
•The impact of the Russia-Ukraine conflict, the conflicts in the Middle East, geopolitical tensions involving China, and related macroeconomic events on our and our customers’ and partners’ respective operations;
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
We actively monitor and manage our cash, cash equivalents, and marketable debt securities so that sufficient liquidity is available to fund our operations and other corporate purposes. In the future, increased levels of liquidity may be required to adequately support our operations and strategic initiatives, fulfill tax withholding obligations related to the settlement of equity awards, and to mitigate the effects of business challenges or unforeseen circumstances. If we are unable to achieve and sustain such increased levels of liquidity, we may suffer adverse consequences, including reduced investment in our research and development or sales and go-to-market efforts, difficulties in executing our business plan and fulfilling our obligations, and other operational challenges. Any of these developments could adversely affect our business, financial condition, and results of operations.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our business and financial condition.
In order to support our growth and respond to business opportunities and challenges, such as developing new Applications or enhancing existing Applications for our Connected Operations Platform to stay competitive, acquiring new technologies, expanding our sales and go-to-market activities, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution, and these securities could have rights, preferences, and privileges that are superior to that of holders of our Class A common stock. If we obtain additional funds through debt financing, the terms of such indebtedness may involve restrictive covenants, making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited and our business and financial condition may be adversely affected.
Our business is exposed to risks related to third-party financing of our customers’ subscriptions to our Connected Operations Platform.
Some of our customers have relied, and may in the future rely, on third parties to finance their purchase of subscriptions to our Connected Operations Platform. This need to arrange third-party credit may lengthen our sales cycles or otherwise lengthen the amount of time required to negotiate customer agreements. We occasionally provide customers seeking financing with contact information for lenders that are known to us through their financing of other customers’ subscriptions. These arrangements can create challenging dynamics for us when disputes arise between a customer and a lender to whom we have introduced a customer, or between us and that lender. If financing is not available to those of our customers who require it, on commercially reasonable terms or at all, or if lenders alter their policies or decisions around financing or take longer than usual to make approval decisions, we could experience reduced sales, extended sales cycles, and reduced retention of existing customers. Any inability of a third-party financing company to make payments on a customer’s behalf would prevent us from collecting amounts due under the customer’s subscription agreement. In the event of a dispute between a customer and a lender, we could suffer reputational harm and damage to our relationships with customers and those that provide financing to our customers. The cost of financing may increase as a result of increases in interest rates. Developing and maintaining relationships with new third-party financing partners in the United States and abroad is challenging, and failure to effectively do so may adversely impact our customers’ purchasing decisions. The occurrence of any of these would adversely impact our business, financial condition, and results of operations.
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

The sales price we charge our customers may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new Applications and features, removal of or changes to Applications and features, changes in our pricing models (including changes as to the timing of customers’ payments over the course of their subscriptions) or promotional programs. Our competitors, including new entrants to our market, may reduce the price of offerings that compete with ours or may bundle them with other offerings and provide them for free. Any decrease in our pricing, without a corresponding decrease in costs or increase in sales volume, would adversely affect our overall profitability and results of operations.
We may also have difficulty determining the appropriate price structure for new or existing Applications. Regardless of the pricing model used, larger customers may demand higher price discounts than have been given in the past, or are given to other customers. As a result, we may be required to reduce our prices, offer shorter contract durations, offer alternative pricing models, or make other commercial concessions. Furthermore, if our production costs increase, our margins and profitability would be adversely affected absent further changes to our pricing structure. If we do not maintain our prices at levels that will allow us to achieve our profitability targets, our business, financial condition, and results of operations will be harmed.
We recognize certain revenue streams over the term of our subscription contracts. Consequently, downturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.
We recognize subscription revenue from customers ratably over the terms of their contracts. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscription agreements entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may only have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our Connected Operations Platform, and potential changes in our pricing policies or rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Our subscription revenue also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as subscription revenue from new customers must be recognized over the applicable subscription term. We may also be unable to reduce our cost structure in line with a significant deterioration in sales or renewals. In addition, a majority of our costs are expensed as incurred. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of certain of our customer contracts. Additionally, the timing of our cash expenditures fluctuates and may be unpredictable.
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
In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied, and any such changes could adversely affect our tax liability. For example, in July 2025, the U.S. government enacted the One Big Beautiful Bill Act, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. In addition, many countries, as well as organizations such as the Organisation for Economic Cooperation and Development (the “OECD”) have enacted or proposed changes to existing tax laws, including a 15% global minimum tax (“Pillar 2”). The OECD and participating jurisdictions have agreed to a “side-by-side” solution that would exempt U.S. parented multinational corporations from certain provisions of Pillar 2 for fiscal years beginning on or after January 1, 2026. These and other changes to applicable tax laws could increase our overall tax liabilities, and our business, financial condition, or results of operations may be adversely impacted.

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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Our international customer contracts are denominated in currencies other than the U.S. dollar. For ARR, international customer contracts are translated into U.S. dollars using the currency exchange rate as of the effective date of the contract. Because our contract terms are typically several years, changes in currency exchange rates over the course of customers’ contract terms may have different impacts on the amount of revenue that we recognize from a customer or on the ARR we report from period to period, even in the absence of changes to that customer’s subscription, and therefore may also have different impacts on our revenue and ARR growth rates. Additionally, currency fluctuations in certain countries and regions may negatively impact actual prices that customers and partners are willing to pay in those countries and regions. Further, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses also fluctuating, leading to unpredictability and potentially negative impacts on our results of operations. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not engage in hedging transactions to limit our exposure to foreign currency exchange risks.
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
We could be required to collect additional sales, use, value added, digital services, withholding, or other similar taxes or be subject to other liabilities that may increase the costs our customers would have to pay for our Applications and adversely affect our results of operations.
We collect sales, value added, withholding, and other similar taxes in a number of jurisdictions. One or more U.S. states or municipalities, as well as other countries, may seek to impose incremental or new sales, use, value added, digital services, or other tax collection obligations on us. There can be no assurance that tax authorities in jurisdictions where we conduct business will not assert that we are subject to additional taxes or required to collect additional taxes or impose additional taxes in the future. An expansion by a U.S. state or local government, or other country or jurisdiction of sales, use, value added, digital services, or other similar taxes could, among other things, result in additional tax liabilities for us or our customers and/or create additional administrative burdens for us.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of January 31, 2026, we had U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $2,232.7 million, $2,135.3 million, and $5.6 million, respectively, which may be utilized against future income taxes. Limitations imposed by the applicable jurisdictions on our ability to utilize NOL carryforwards, including with respect to the NOL carryforwards of companies that we have acquired or may acquire in the future, could cause income taxes to be paid earlier than would be paid if such limitations were not in effect and could cause such NOL carryforwards to expire unused, in each case reducing or eliminating the benefit of such NOL carryforwards. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. In the event we experience one or more ownership changes as a result of future transactions in our stock, then we may be further limited in our ability to use our NOL carryforwards and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Our NOL carryforwards may also be subject to limitations under state law. For example, California legislation enacted in June 2024 limits the use of state NOL carryforwards for tax years beginning on or after January 1, 2024 and before January 1, 2027. Furthermore, we may not be able to generate sufficient taxable income to utilize our NOL carryforwards before they expire. If any of these events occur, we may not derive some or all of the expected benefits from our NOL carryforwards.
If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could be adversely affected, resulting in a decline in our stock price.
The preparation of our financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, the period of benefit for connected device costs and deferred commissions, collectibility of receivables, inventory valuation, capitalization and useful lives of internal-use software costs, timing and amount of legal contingencies, and valuation of deferred income taxes and uncertain tax positions.
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

Certain holders of our common stock also have rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Further, we have filed and expect to file in the future registration statements to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise or vesting periods, the shares issued upon exercise of outstanding stock options or upon settlement of outstanding RSU awards will be available for immediate resale in the United States in the open market as a result of being issued under such registration statement or pursuant to other securities law exemptions. Additionally, to fund the tax withholding and remittance obligations arising in connection with the vesting or settlement of RSUs, we have primarily used and may in the future use a “sell-to-cover” option for our equity award holders, in which the holders of such RSUs may use a broker to sell a portion of such shares into the market on the applicable settlement date, with the proceeds of such sales to be delivered to us for remittance to the relevant taxing authorities. To the extent we use a sell-to-cover method (as opposed to a net share settlement), the occurrence of these transactions could cause the market price of our Class A common stock to decline on our RSU settlement dates.
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
•sales or distributions of large blocks of our Class A common stock, including sales by our executive officers and directors or distributions by our early investors, as well as any sales in connection with our RSU settlements to cover tax withholding and remittance obligations;
•actual or perceived privacy or security incidents affecting our solution or otherwise affecting us;
•lawsuits threatened or filed against us;
•anticipated or actual changes in laws, regulations, or government policies applicable to our business or our customers’ businesses, including tariff policies;
•changes in the anticipated future size or growth rate of our addressable markets;
•changes in our capital structure, such as future issuances of debt or equity securities;
•short sales, hedging, and other derivative transactions involving our capital stock, and the publication of short seller and similar reports;
•general economic conditions, including economic slowdowns, the occurrence or expectation of recessions, financial distress caused by volatility in the global banking sector, elevated inflation and interest rates, and tightening of credit markets;

•other events or factors, including those resulting from geopolitical disputes (including but not limited to the ongoing conflict between Russia and Ukraine, the conflicts in the Middle East, and geopolitical tensions involving China), public health crises, incidents of terrorism, or responses to any of these events; and
•the other factors described in this “Risk Factors” section and the section titled “Special Note Regarding Forward-Looking Statements” of this Annual Report on Form 10-K.
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
Our Class B common stock has 10 votes per share, our Class A common stock, which is the stock we have listed on the New York Stock Exchange, has one vote per share, and our Class C common stock has no voting rights, except as otherwise required by law. Because of the ten-to-one voting ratio between our Class B and Class A common stock, holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval. This concentrated control will limit or preclude the ability of holders of Class A common stock to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other corporate transactions requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that Class A common stockholders may feel are in their best interest as one group of our stockholders.
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased and will continue to increase our legal and financial compliance burden, make some activities more difficult, time-consuming, or costly, and place significant strain on our personnel, systems, and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and results of operations. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet these standards, significant resources and management oversight is required. We are required to disclose changes made in our internal control and procedures on a quarterly basis and we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. As a result of the complexity involved in complying with the rules and regulations applicable to public companies, our management’s attention may be diverted from other business concerns, which could adversely affect our business and results of operations. Although we have hired additional employees and have engaged third-party consultants to assist us in complying with these requirements, we may need to hire more employees in the future or engage additional third-party consultants, which will increase our operating expenses.
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
The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. The effectiveness of our disclosure controls and internal control over financial reporting depends in part on the availability of qualified personnel and our ability to manage changes associated with growth, organizational complexity, or personnel turnover.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Our disclosure controls and internal control over financial reporting also rely on the effective operation of information systems, applications, and services provided by third parties, and any failures, limitations, or disruptions in such systems or services could adversely affect the effectiveness of our controls. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, any difficulties encountered in their implementation or improvement, or any intentional circumvention of those controls could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information and could materially and adversely affect our business, financial condition, and results of operations and could cause a decline in the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.
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
We generate our revenue from selling subscriptions to our Connected Operations Platform to industries that depend on physical operations. These industries include transportation, construction, wholesale and retail trade, field services, logistics, manufacturing, utilities and energy, government, healthcare and education, food and beverage, and others. Given the concentration of our business activities in these industries and their susceptibility to disruption in times of economic uncertainty, we will be particularly exposed to macroeconomic pressures and downturns. U.S. and global market and economic conditions have been, and continue to be, disrupted and volatile due to many factors, including evolving global trade policies (including the imposition of, and threatened imposition of, tariffs and other trade barriers by the United States and other countries), component shortages and related supply chain challenges (including rising memory and computing costs), financial distress caused by volatility in the global banking sector, potential or actual shutdowns of the United States federal government, geopolitical developments (such as the conflict between Russia and Ukraine, the conflicts in the Middle East, and geopolitical tensions involving China), elevated inflation rates and the responses by central banking authorities to control such inflation, public health crises, and other changes in legislation, regulations, enforcement priorities, or other economic and monetary policies of the governments in the jurisdictions in which we operate. Other general business and economic conditions that could affect us and our customers include fluctuations in economic growth, liquidity of the global financial markets, foreign currency fluctuations, the availability and cost of credit, investor and consumer confidence, and the strength of the economies in which we and our customers operate.
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
Environmental, social, and governance (“ESG”) matters have become an area of mixed focus and debate among certain stakeholders, including investors, customers, employees, regulators, and the general public in the United States and abroad. In particular, companies face evolving rules, regulations, and expectations with respect to their practices, disclosures, and performance in relation to corporate responsibility, climate change, diversity, equity and inclusion, human capital management, data privacy and security, cybersecurity, and supply chains (including human rights issues), among other topics. This has resulted in, and is likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting such regulations and expectations. For example, developing and acting on ESG initiatives and collecting, measuring, and reporting ESG information and metrics can be costly, difficult, and time-consuming and are subject to evolving reporting standards, including climate and ESG-related disclosure requirements promulgated by the EU and the state of California, among others. These initiatives and related reporting requirements may present operational, reputational, financial, legal, and other risks, which could have a material impact on us.
Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our business, financial condition, and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, and technologies that we believe could complement or expand our Connected Operations Platform, enhance our technology, expand our personnel base and geographic reach, or otherwise offer growth opportunities. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable opportunities, whether or not the transactions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties or incur significant costs assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, their software is not easily adapted to work with our solution, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges, or may impact our financial condition or results of operations, which could adversely affect the price of our Class A common stock. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, financial position, results of operations, costs, and financial flexibility.
Litigation could have a material adverse impact on our results of operations and financial condition.
From time to time, we have been subject to litigation, including the matters disclosed elsewhere in the Risk Factors section. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources, and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Where we have applicable insurance, it might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements), or at all. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation, or even the burdens of litigation or potential threat of liability, could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could materially adversely affect our results of operations and cash flows, harm our reputation, or otherwise negatively impact our business.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, or geopolitical unrest, that could disrupt our business and adversely affect results of operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, financial condition, and results of operations. For example, as a result of the COVID-19 pandemic and subsequent economic conditions, we experienced an increase in the average length of sales cycles to customers, delays in new projects and purchasing decisions, and requests by some customers for contract renegotiations or extensions of payment obligations. In addition, the COVID-19 pandemic disrupted the operations of certain of our customers and technology partners, including as a result of supply chain constraints or uncertainty in the financial markets. More generally, the COVID-19 pandemic adversely affected global economies and financial markets, leading to an economic downturn, which adversely affected demand for technology solutions, led to some of our customers initiating or completing bankruptcy proceedings, and adversely affected our ability to collect payments from our customers and could harm our business and results of operations. All of these developments adversely affected our business and results of operations, and other natural disasters, catastrophic events, acts of terrorism, armed conflicts, geopolitical unrest, and other events could lead to adverse effects on our business similar to what we experienced as a result of COVID-19.
In the event of a natural disaster, including a major earthquake, blizzard, flood, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our solution, lengthy interruptions in service, security breaches or incidents, and loss of critical data, all of which could have an adverse effect on our future results of operations. Climate change may increase the frequency, intensity and unpredictability of these natural disasters and extreme weather events and their associated impacts. Our main corporate offices are located in California, a state that frequently experiences earthquakes and fires. Additionally, any natural disaster, power outage, connectivity issue, or other event could adversely affect the ability of our remote employees to work, or affect the third parties our operations rely upon, such as cloud service providers, data center operators, and telecommunications networks. All the aforementioned risks may be further increased if we do not implement an adequate disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
We routinely conduct risk assessments to identify cybersecurity threats, assessments in the event of a material change that may affect production and information systems that are vulnerable to such cybersecurity threats, and assessments in the event Samsara-specific or industrywide relevant vulnerabilities are discovered. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
Following these risk assessments, we evaluate whether, and if so, how, to design, implement, and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including the leadership of our information security organization, to manage the cybersecurity-related risk assessment and mitigation process.
As part of our overall risk management system, we regularly monitor, test, and train our personnel on our safeguards in collaboration with our human resources, business technology, and management teams. Personnel across the company are made aware of our cybersecurity policies and procedures through training.

To advance and demonstrate our commitment to data security and privacy, we have achieved four cybersecurity-related certifications under standards promulgated by the ISO. Additionally, we are regularly audited and assessed pursuant to the System and Organization Controls (SOC 2) established by the American Institute of Certified Public Accountants for reporting on internal control environments implemented within an organization. We regularly use the Cybersecurity Framework published by the National Institute of Standards and Technology–a framework of standards, guidelines, and best cybersecurity practices–to evaluate our security program and to plan improvement.
We engage assessors, consultants, outside counsel, and other third parties in connection with our cybersecurity-related risk assessment processes as reasonably appropriate. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. For example, we engage independent entities to conduct platform, infrastructure, and hardware-level penetration tests on at least an annual basis.
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
Governance
A key function of our Board of Directors is informed oversight of our risk management processes, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight responsibilities as a whole, as well as through our Audit Committee, and our information security team is primarily responsible for assessing and managing our material risks from cybersecurity threats.
This team consists of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats, and regulatory compliance.
The leadership of our information security organization oversees our cybersecurity policies and processes, including those described in the section titled “Risk Management and Strategy” above. The processes by which our information security leadership is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents include the following:
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
The leadership of our information security team provides periodic briefings to our Audit Committee regarding cybersecurity risks and activities, including recent cybersecurity incidents and related responses, cybersecurity systems testing, cybersecurity training efficacy, and cybersecurity risks. As necessary, our Audit Committee provides periodic updates to our Board of Directors on such reports. In addition, our information security team provides periodic briefings to the Board of Directors on cybersecurity risks and activities.

Item 2. Properties
We are a Delaware corporation with a globally distributed workforce. We recruit and hire employees in jurisdictions around the world based on a range of factors, including the available talent pool, the type of work being performed, the relative cost of labor, regulatory requirements and costs, and other considerations. As of January 31, 2026, our principal offices consisted of approximately 133,000 square feet of leased property in San Francisco, California. We also lease office space for our operations in various locations throughout the United States, as well as office space in a number of countries in Europe, North America, and Asia. All of our offices are leased and we do not own any real property. We believe that our current facilities are adequate to meet our foreseeable needs, and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
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
Holders of Record
Holders of our common stock as of January 31, 2026 were as follows:
•Class A common stock: 42 stockholders of record. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these holders.
•Class B common stock: 31 stockholders of record.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item is incorporated herein by reference to the definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC within 120 days of our fiscal year ended January 31, 2026.
Unregistered Sales of Equity Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Stock Performance Graph
The following shall not be deemed “soliciting material” or deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that Section, and shall not be deemed to be incorporated by reference into any of our other filings under the Exchange Act or the Securities Act.
The performance graph below compares (i) the cumulative total return on our Class A common stock from December 15, 2021 (the date our Class A common stock commenced trading on the New York Stock Exchange) through January 31, 2026 (the last day in our fiscal year 2026) with (ii) the cumulative total return of the S&P 500 Index and the S&P 500 Information Technology Index over the same period, assuming the investment of $100 in our Class A common stock and in both of the other indices on December 15, 2021 and the reinvestment of dividends. The performance graph uses the closing market price on December 15, 2021 of $24.70 per share as the initial value of our Class A common stock. The comparisons on this performance graph are based upon historical data and are not necessarily indicative of, nor intended to forecast, future performance of our Class A common stock.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report on Form 10-K. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in “Part I, Item 1A. Risk Factors” or included elsewhere in this Annual Report on Form 10-K. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this Annual Report on Form 10-K or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition, or results of operations. See the section titled “Special Note Regarding Forward-Looking Statements” in this Annual Report on Form 10-K. These statements, like all statements in this Annual Report on Form 10-K, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal years 2026 and 2025 each consisted of 52 weeks, with the fourth quarter consisting of 13 weeks, and our fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks.
This section of our Annual Report on Form 10-K generally discusses our financial condition and results of operations for fiscal years 2026 and 2025, and year-to-year comparisons between fiscal years 2026 and 2025 in accordance with GAAP. A discussion of our financial condition and results of operations and our liquidity and capital resources for fiscal year 2024, and year-to-year comparisons between fiscal years 2025 and 2024 can be found under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended February 1, 2025 included in Part II, Item 7 of our Annual Report on Form 10-K filed with the SEC on March 25, 2025.
Overview
Samsara is on a mission to increase the safety, efficiency, and sustainability of the operations that power the global economy.
To realize this vision, we pioneered the Connected Operations Platform, which is an open platform that connects the people, assets, and systems of some of the world’s most complex operations, allowing them to develop actionable insights and improve their operations.
Our Connected Operations Platform consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Powered by our massive and growing data asset and expansive AI technology, our differentiated, purpose-built suite of Applications and Agents enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We were founded in 2015 and have achieved significant growth since our inception. For the fiscal years ended January 31, 2026 and February 1, 2025, our revenue was $1,618.6 million and $1,249.2 million, respectively. Our net loss was $9.1 million and $154.9 million for the fiscal years ended January 31, 2026 and February 1, 2025, respectively. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to expand our customers’ use of our Connected Operations Platform.
Our Business Model
In each of the past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform, which today includes Applications for AI Video-Based Safety, Telematics, Asset Tracking, Routing, Commercial Navigation, Maintenance, Connected Training, Connected Forms, and Site Visibility. A subscription to our Connected Operations Platform includes IoT data collection, which usually comes from a Samsara IoT device, such as an internet gateway, camera or sensor, or at times from a third-party solution; cellular connectivity for our IoT devices; access to our cloud Applications, application programming interfaces, and the Samsara App Marketplace; customer support; and warranty coverage. We generally price our subscriptions on a per asset, per application basis. For example, one vehicle using two Applications (AI Video-Based Safety and Telematics) would count as two subscriptions.

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
Our Customers
As our business has scaled, we have increasingly focused our sales efforts on larger customers. As of January 31, 2026, we had more than 12,000 customers who each represented $25,000 or more in ARR, or Core Customers, and approximately 85% of our ARR came from Core Customers. Our customer counts fluctuate from period to period, including due to customer mergers, acquisitions, consolidations, spin-offs, and other market activity. We have a diverse customer base and no significant customer concentration, with no single customer accounting for more than 2% of our ARR as of January 31, 2026.
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
We have extended our Applications over time to address the needs of our customers. We started with Applications for connected fleets, where we observed a large and underpenetrated market opportunity, and then expanded into connected equipment and connected sites, where we observed similar opportunities to improve operations around physical assets. As of January 31, 2026, over 90% of our Core Customers and over 95% of our customers representing over $100,000 in ARR are using multiple Applications. We believe this demonstrates the flexibility of our solution and our ability to develop and grow new Applications.
Our key focus is multi-application adoption. Customers may land with large-scale, multi-application contracts, or land with one application within one division and expand their adoption over time. Regardless of how our customers land, we focus on expanding their usage of Connected Operations Platform and encourage full-scale rollouts across their geographies and divisions.
While our Connected Operations Platform is accessible to customers of all sizes and we have achieved rapid adoption over time, we are particularly focused on larger customers representing over $100,000 in ARR. As of January 31, 2026, approximately 61% of our ARR came from customers representing over $100,000 in ARR. These customers generally contribute higher revenue, land with multiple products, have higher retention rates, and demonstrate stronger unit economics. The number of our customers representing over $100,000 in ARR has increased over time from 2,484 as of February 1, 2025 to 3,194 customers as of January 31, 2026. Customers representing over $100,000 in ARR generally adopt more Applications than our overall customer base. For example, as of January 31, 2026, more than 95% of these large customers use two or more Applications and approximately 70% use three or more Applications.
Key Business Metrics
The following table presents a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	January 31, 2026	February 1, 2025	February 3, 2024
ARR	$1,889,942	$1,457,869	$1,101,981
Customers > $100,000 ARR (1)	3,194	2,484	1,848
__________
(1)Customer count previously disclosed for prior periods has been adjusted to reflect the definition of “customer” as described below under “Number of Customers Over $100,000 in ARR”, which we previously updated in the fiscal quarter ended May 3, 2025.

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
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Platform and our ability to scale our operations to grow our business. We continuously invest in adding new data types to our Connected Operations Platform and innovate with this growing data asset to introduce new Applications over time. Our performance is also impacted by our ability to scale our operations across our business to support our growth. We have increased our headcount from more than 3,500 full-time employees as of the last business day of the fiscal year ended February 1, 2025 to more than 4,100 full-time employees as of the last business day of the fiscal year ended January 31, 2026. We remain committed to investing in our sales and marketing capacity, investing in world-class talent and productivity tools within our research and development organization, and driving revenue growth globally.

Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations, as well as those of our customers, could be affected by global macroeconomic trends and events such as inflationary pressure, fluctuations in foreign currency exchange rates, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including fluctuating hardware component costs, memory, storage and computing costs, and fuel costs), labor shortages, delayed or reduced spending on technology, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts and geopolitical tension, the outcome of political elections, and new monetary, fiscal, and trade policies (including tariff policies and import and export restrictions) in the United States and abroad. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Risk Factors” for further discussion of the impacts of macroeconomic trends on our business.
Components of Results of Operations
Revenue
We provide access to our Connected Operations Platform through subscription arrangements, whereby the customer is charged a per-subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (which we also refer to as connected devices or IoT devices), that are delivered over the term of the arrangement, and warranty coverage. Our subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. Our Connected Operations Platform and IoT devices are highly interdependent and interrelated, and represent a combined performance obligation within the context of the contract.
In each of our past two fiscal years, we generated approximately 98% of our revenue from subscriptions to our Connected Operations Platform. The remaining portion of our revenue not generated from subscriptions to our Connected Operations Platform is derived from the sale of replacement IoT devices, shipping and handling fees, and professional services.
Cost of Revenue
Cost of revenue consists primarily of the amortization of connected device costs associated with subscription agreements, third-party cloud and cellular costs, employee-related costs directly associated with our customer support and supply chain teams, including salaries, benefits, and stock-based compensation, amortization of internal-use software costs, fulfillment costs, warranty costs, provision for excess and obsolete inventory, and costs associated with software subscriptions and office facilities.
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
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation, associated with improvements to our platform and current offerings and the development of new products, and costs associated with software subscriptions and office facilities. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Platform.
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

Sales and Marketing
Sales and marketing expenses consist primarily of employee-related costs, including salaries, benefits, stock-based compensation, and sales commissions incurred to acquire and retain new customers and increase product adoption with our existing customers. Sales and marketing expenses also include marketing activities, promotional events, and costs associated with software subscriptions and office facilities.
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
General and Administrative
General and administrative expenses consist primarily of employee-related costs for executive, finance, legal, human resources, facilities, and certain IT personnel, including salaries, benefits, and stock-based compensation. General and administrative expenses also include costs related to professional services, including legal, accounting, recruiting and other consulting services, as well as costs associated with software subscriptions and office facilities.
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
Interest Income and Other Income, Net
Interest income and other income, net, consists primarily of income earned on our money market funds and marketable debt securities, including amortization of premiums and accretion of discounts, and net unrealized gains (losses) on our strategic investments. It also includes the effect of changes in foreign currency exchange rates. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
Comparison of the Fiscal Years Ended January 31, 2026 and February 1, 2025
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Revenue	$1,618,635	$1,249,199	$369,436	30%
Revenue increased by $369.4 million, or 30%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended February 1, 2025, primarily due to an increase in new customers and increased purchases of subscriptions to our Connected Operations Platform, including subscriptions to additional Applications by existing customers.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Cost of revenue	$376,549	$298,321	$78,228	26%
Gross profit	$1,242,086	$950,878
Gross margin	77%	76%
Cost of revenue increased by $78.2 million, or 26%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended February 1, 2025, primarily due to $38.1 million of increased cloud and cellular costs, $21.8 million of increased connected device costs, and $7.9 million of increased employee-related costs, which included a $6.0 million increase in salaries, benefits, and related employer taxes and a $1.9 million increase in stock-based compensation expense. The increases in cloud and cellular costs and connected device costs were primarily due to increased sales volume year-over-year. The increase in employee-related costs was primarily due to increased headcount.
Our gross margin increased to 77% for the fiscal year ended January 31, 2026 compared to 76% for the fiscal year ended February 1, 2025, mainly due to operational efficiencies in connected device costs and direct labor costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Research and development	$344,589	$299,716	$44,873	15%
Percentage of revenue	21%	24%
Research and development expense increased by $44.9 million, or 15%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended February 1, 2025, primarily due to a $26.5 million increase in employee-related costs, which included a $19.0 million increase in stock-based compensation expense and a $7.6 million increase in salaries, benefits, and related employer taxes. The increase in research and development expense was also due to a $8.3 million increase in cloud and cellular costs and a $7.2 million increase in costs associated with software subscriptions.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Sales and marketing	$683,780	$601,648	$82,132	14%
Percentage of revenue	42%	48%
Sales and marketing expense increased by $82.1 million, or 14%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended February 1, 2025, primarily due to a $64.1 million increase in employee-related costs, which included a $40.4 million increase in salaries, benefits, and related employer taxes, a $18.6 million increase in sales commissions, and a $5.1 million increase in stock-based compensation expense, primarily due to increased headcount. The increase in sales and marketing expense was also due to a $12.3 million increase in expenditures incurred to generate demand through various marketing channels and promotional events, including our annual conference.

General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
General and administrative	$266,293	$234,609	$31,684	14%
Percentage of revenue	17%	19%
General and administrative expense increased by $31.7 million, or 14%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended February 1, 2025, primarily due to a $16.5 million increase in employee-related costs, which included a $11.2 million increase in stock-based compensation expense and a $5.3 million increase in salaries, benefits, and related employer taxes, primarily due to increased headcount. The increase in general and administrative expense was also due to a $9.8 million increase in write-offs against the allowance for credit losses and a $7.5 million increase in consulting and professional services fees.
Lease Modification, Impairment, and Related Charges
Lease modification, impairment, and related charges are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Lease modification, impairment, and related charges	$—	$4,028	$(4,028)	(100%)
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
Legal Settlement
Legal settlement expense is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Legal settlement	$—	$850	$(850)	(100%)
In the fiscal year ended February 1, 2025, we settled in principle a non-recurring litigation and recognized a one-time charge of $0.9 million in legal settlement expense.
Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Interest income and other income, net	$53,482	$39,559	$13,923	35%
Interest income and other income, net, increased by $13.9 million, or 35%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended February 1, 2025. This increase was impacted by $5.7 million in unrealized gains from strategic investments, $5.0 million increase in foreign currency gains, and $3.4 million increase in interest income earned on a larger balance of our marketable debt securities and money market funds.

Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Fiscal Year Ended		Change
	January 31, 2026	February 1, 2025	Amount	%
Provision for income taxes	$10,023	$4,493	$5,530	123%
Effective tax rate	1,106.3%	(3.0%)
The provision for income taxes increased by $5.5 million, or 123%, for the fiscal year ended January 31, 2026 compared to the fiscal year ended February 1, 2025, primarily due to the growth of our operations in foreign jurisdictions.
Non-GAAP Financial Measures
To supplement our consolidated financial statements prepared in accordance with GAAP, we review the following non-GAAP financial measures to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions (in thousands, except percentages):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Non-GAAP gross profit	$1,260,661	$966,227	$703,078
Non-GAAP gross margin	78%	77%	75%
Non-GAAP operating income	$282,399	$113,552	$1,270
Non-GAAP operating margin	17%	9%	0%
Non-GAAP net income	$325,858	$148,618	$37,891
Net cash provided by (used in) operating activities	$236,210	$131,659	$(11,815)
Free cash flow	$207,444	$111,482	$(22,768)
Free cash flow margin	13%	9%	(2%)
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
Expenses (Income) Excluded from Non-GAAP Performance Financial Measures
Stock-based compensation expense-related charges include the amortization of deferred stock-based compensation expense for internal-use software and cloud computing arrangements and employer taxes on employee equity transactions. Stock-based compensation expense is a non-cash expense and is dependent on our stock price, which is beyond our control. Accordingly, we find it useful to exclude stock-based compensation expense in order to better understand our ongoing operational performance. Employer taxes on employee equity transactions, which are cash expenses, are excluded because such taxes are directly tied to the timing and size of employee equity transactions and the future fair market value of our common stock, which may vary from period to period independent of the operating performance of our business.
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

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Gross profit	$1,242,086	$950,878	$690,353
Add:
Stock-based compensation expense-related charges (1)	18,575	15,349	12,725
Non-GAAP gross profit	$1,260,661	$966,227	$703,078
GAAP gross margin	77%	76%	74%
Non-GAAP gross margin	78%	77%	75%
__________
(1)Stock-based compensation expense-related charges included approximately $1.0 million, $1.0 million, and $0.8 million of employer taxes on employee equity transactions for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as loss from operations excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. Non-GAAP operating margin is defined as non-GAAP operating income as a percentage of total revenue. We use non-GAAP operating income and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP operating income to our GAAP loss from operations for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Loss from operations	$(52,576)	$(189,973)	$(323,347)
Add:
Stock-based compensation expense-related charges (1)	334,975	298,647	251,190
Lease modification, impairment, and related charges	—	4,028	4,762
Legal settlement (2)	—	850	68,665
Non-GAAP operating income	$282,399	$113,552	$1,270
GAAP operating margin	(3%)	(15%)	(34%)
Non-GAAP operating margin	17%	9%	0%
__________
(1)Stock-based compensation expense-related charges included approximately $16.3 million, $18.6 million, and $14.1 million of employer taxes on employee equity transactions for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
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

Non-GAAP Net Income
We define non-GAAP net income as net loss excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. We use non-GAAP net income in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income to our GAAP net loss for the periods presented (in thousands, except percentages):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net loss	$(9,117)	$(154,907)	$(286,726)
Add:
Stock-based compensation expense-related charges	334,975	298,647	251,190
Lease modification, impairment, and related charges	—	4,028	4,762
Legal settlement	—	850	68,665
Non-GAAP net income (1)	$325,858	$148,618	$37,891
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

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Net cash provided by (used in) operating activities	$236,210	$131,659	$(11,815)
Purchases of property and equipment	(28,766)	(20,177)	(10,953)
Free cash flow (1)	$207,444	$111,482	$(22,768)
Net cash provided by (used in) operating activities margin	15%	11%	(1%)
Free cash flow margin (1)	13%	9%	(2%)
Net cash used in investing activities	$(189,533)	$(66,621)	$(78,687)
Net cash provided by financing activities	$29,928	$27,101	$20,997
__________
(1)Free cash flow includes the cash impact of non-recurring capital expenditures associated with the build-out of our corporate office facilities in San Francisco, California, net of tenant allowances, and legal settlements (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Purchases of property and equipment for build-out of corporate office facilities, net of tenant allowances (2)	$—	$—	$(10,179)
Legal settlement (3)	$1,217	$—	$60,000
(2)In April 2023, we settled a lease dispute which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million.

(3)In January 2024, we settled non-recurring lease-related litigation and made a cash payment of $60.0 million. In November 2025, we settled an unrelated non-recurring legal matter, net of insurance proceeds, for $1.2 million. Both the legal settlement and insurance proceeds individually were not material to our financial position, results of operations, or cash flows.
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our IPO, which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,619.1 million as of January 31, 2026. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.
As of January 31, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $1,236.9 million. Cash and cash equivalents consisted of cash as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government and agency securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include employee-related expenditures, third-party cloud and cellular costs, sales and marketing expenses, overhead expenses, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Platform.
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
Cash Flows
The following table presents a summary of our cash flows for the periods presented (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025
Net cash provided by operating activities	$236,210	$131,659
Net cash used in investing activities	$(189,533)	$(66,621)
Net cash provided by financing activities	$29,928	$27,101
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

Cash provided by operating activities was $236.2 million for the fiscal year ended January 31, 2026. This consisted of a net loss of $9.1 million, adjusted for non-cash charges of $331.9 million, and changes in our operating assets and liabilities of $86.6 million. The non-cash charges were primarily composed of stock-based compensation expense of $315.0 million, depreciation and amortization of $24.0 million, and other non-cash charges of $3.5 million, partially offset by net accretion of discounts on marketable debt securities of $10.6 million. Changes in our operating assets and liabilities during the fiscal year ended January 31, 2026 reflect increased accounts receivable from customers, higher connected device costs and deferred commissions due to the growth of our business, and higher levels of inventories to meet anticipated demand requirements, partially offset by increases in deferred revenue due to the growth of our business and lower vendor payments during the fiscal year ended January 31, 2026.
Cash provided by operating activities was $131.7 million for the fiscal year ended February 1, 2025. This consisted of a net loss of $154.9 million, adjusted for non-cash charges of $288.5 million, and changes in our operating assets and liabilities of $2.0 million. The non-cash charges were primarily composed of stock-based compensation expense of $277.9 million, depreciation and amortization of $20.6 million, and lease modification, impairment, and related charges of $3.5 million, partially offset by net accretion of discounts on marketable debt securities of $15.3 million. Changes in our operating assets and liabilities during the fiscal year ended February 1, 2025 reflect increased accounts receivable from customers, higher deferred commissions and connected device costs due to the growth of our business, and higher levels of inventories to meet anticipated demand requirements, partially offset by increases in deferred revenue due to the growth of our business and lower vendor payments during the fiscal year ended February 1, 2025.
Investing Activities
Cash used in investing activities was $189.5 million for the fiscal year ended January 31, 2026, which primarily consisted of $873.5 million of purchases of investments and $28.8 million of capital expenditures for internal-use software costs and our office facilities, partially offset by $714.1 million of proceeds from maturities and redemptions of investments.
Cash used in investing activities was $66.6 million for the fiscal year ended February 1, 2025, which primarily consisted of $649.5 million of purchases of investments and $20.2 million of capital expenditures for internal-use software costs and our office facilities, partially offset by $602.0 million of proceeds from maturities and redemptions of investments and $1.2 million of proceeds from sales of investments.
Financing Activities
Cash provided by financing activities was $29.9 million for the fiscal year ended January 31, 2026, which primarily consisted of $30.9 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan and exercises of stock options, partially offset by $0.9 million in payments of principal on finance leases.
Cash provided by financing activities was $27.1 million for the fiscal year ended February 1, 2025, which primarily consisted of $28.8 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan and exercises of stock options, partially offset by $1.7 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of January 31, 2026. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Critical Accounting Estimates
Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K are prepared in accordance with GAAP.
We believe that our accounting estimates involve a high degree of judgment and complexity. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates. The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below in Note 2, “Summary of Significant Accounting Policies.”

Revenue Recognition
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
Determining whether the subscriptions to our Connected Operations Platform and the connected device access points are considered distinct performance obligations that should be accounted for separately or as a combined performance obligation requires significant judgment. We determined that the subscription and connected device access points fulfill a single promise to the customer because the Connected Operations Platform and connected devices are highly interdependent and interrelated. In reaching this conclusion, we considered how our connected devices, including the embedded proprietary firmware, are updated continuously by our Connected Operations Platform using AI and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, our Connected Operations Platform then utilizes this data to deliver actionable insights that are promised to our customers throughout the term of their subscription to Applications on the Connected Operations Platform. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer, and revenue is recognized over the related subscription period.
Connected Device Costs
We capitalize connected device costs associated with subscription contracts as contract fulfillment costs where the connected device is not distinct from other undelivered obligations in the customer contract. These costs are directly related to customer contracts, are expected to be recoverable, and enhance the resources used to satisfy the undelivered performance obligations in those contracts. These contract fulfillment costs are amortized over a period of benefit of five years. Determining the period of benefit requires judgment for which we take into consideration the duration of customer relationships, the expected life of the connected device, the connected device’s warranty period, past experience with customers, and other available information.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange and inflation risks.
Interest Rate Risk
As of January 31, 2026, we had $1,236.9 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government and agency securities, corporate notes and bonds, and commercial paper. In addition, we had $6.1 million of restricted cash due to funds held in trust for certain self-funded insurance programs. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $7.3 million or an increase of $7.2 million in the market value of our cash equivalents and short-term and long-term investments as of January 31, 2026.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Samsara Inc. and subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
The majority of the Company’s revenue is generated from contemporaneous sales of connected devices and subscriptions to the Company’s Connected Operations Platform (including access to the cloud-based application for data collection and analysis, support services delivered over the term of the arrangement, and warranty coverage). Management applies judgment in determining whether sales of connected devices and subscriptions to the Connected Operations Platform represent separate or combined performance obligations. Management has determined that they represent a combined performance obligation, as connected devices and the subscriptions to the Connected Operations Platform are highly interdependent and interrelated.
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
March 16, 2026
We have served as the Company’s auditor since 2018.

SAMSARA INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	As of
	January 31, 2026	February 1, 2025
Assets
Current assets:
Cash and cash equivalents	$318,789	$227,576
Restricted cash, current	6,054	—
Short-term investments	515,003	467,222
Accounts receivable, net	321,442	234,016
Inventories	48,194	38,911
Connected device costs, current	142,904	119,323
Deferred commissions, current	85,463	67,120
Prepaid expenses and other current assets	69,269	58,106
Total current assets	1,507,118	1,212,274
Restricted cash, non-current	—	18,218
Long-term investments	403,123	282,652
Property and equipment, net	81,607	58,151
Operating lease right-of-use assets	60,303	64,864
Connected device costs, non-current	297,245	242,928
Deferred commissions, non-current	176,415	142,221
Other assets	14,863	2,994
Total assets	$2,540,674	$2,024,302
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,680	$64,017
Accrued expenses and other current liabilities	102,073	74,976
Accrued compensation and benefits	75,403	43,443
Deferred revenue, current	679,316	563,254
Operating lease liabilities, current	12,566	15,656
Total current liabilities	917,038	761,346
Deferred revenue, non-current	129,726	122,516
Operating lease liabilities, non-current	60,202	64,622
Other liabilities	13,261	6,622
Total liabilities	1,120,227	955,106
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of January 31, 2026 and February 1, 2025; zero shares issued and outstanding as of January 31, 2026 and February 1, 2025	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of January 31, 2026 and February 1, 2025; 368,420,623 and 295,839,286 shares issued and outstanding as of January 31, 2026 and February 1, 2025, respectively	13	12
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of January 31, 2026 and February 1, 2025; 212,294,974 and 269,879,953 shares issued and outstanding as of January 31, 2026 and February 1, 2025, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of January 31, 2026 and February 1, 2025; zero shares issued and outstanding as of January 31, 2026 and February 1, 2025	—	—
Additional paid-in capital	3,035,176	2,680,012
Accumulated other comprehensive income (loss)	4,357	(846)
Accumulated deficit	(1,619,122)	(1,610,005)
Total stockholders’ equity	1,420,447	1,069,196
Total liabilities and stockholders’ equity	$2,540,674	$2,024,302
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share data)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Revenue	$1,618,635	$1,249,199	$937,385
Cost of revenue	376,549	298,321	247,032
Gross profit	1,242,086	950,878	690,353
Operating expenses:
Research and development	344,589	299,716	258,581
Sales and marketing	683,780	601,648	486,649
General and administrative	266,293	234,609	195,043
Lease modification, impairment, and related charges	—	4,028	4,762
Legal settlement	—	850	68,665
Total operating expenses	1,294,662	1,140,851	1,013,700
Loss from operations	(52,576)	(189,973)	(323,347)
Interest income and other income, net	53,482	39,559	39,964
Income (loss) before provision for income taxes	906	(150,414)	(283,383)
Provision for income taxes	10,023	4,493	3,343
Net loss	$(9,117)	$(154,907)	$(286,726)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	3,452	(2,503)	838
Unrealized gains on investments, net of tax	1,751	41	1,430
Total other comprehensive income (loss)	5,203	(2,462)	2,268
Comprehensive loss	$(3,914)	$(157,369)	$(284,458)
Basic and diluted net loss per share:
Net loss per share, basic and diluted	$(0.02)	$(0.28)	$(0.54)
Weighted-average shares used in computing net loss per share, basic and diluted	573,483,155	556,317,440	534,878,501
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Fiscal Years Ended February 3, 2024 and February 1, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 28, 2023	524,160,209	$30	$2,107,013	$(652)	$(1,168,372)	$938,019
Issuance of common stock from equity compensation plans	21,813,320	2	23,158	—	—	23,160
Vesting of early exercised stock options	—	—	25	—	—	25
Stock-based compensation expense	—	—	238,401	—	—	238,401
Other comprehensive income	—	—	—	2,268	—	2,268
Net loss	—	—	—	—	(286,726)	(286,726)
Balance at February 3, 2024	545,973,529	$32	$2,368,597	$1,616	$(1,455,098)	$915,147
Issuance of common stock from equity compensation plans	19,745,850	3	28,799	—	—	28,802
Shares withheld related to net share settlement of restricted stock units (“RSUs”)	(140)	—	(7)	—	—	(7)
Stock-based compensation expense	—	—	282,623	—	—	282,623
Other comprehensive loss	—	—	—	(2,462)	—	(2,462)
Net loss	—	—	—	—	(154,907)	(154,907)
Balance at February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196

SAMSARA INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)

	Fiscal Year Ended January 31, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196
Issuance of common stock from equity compensation plans	14,996,367	1	30,855	—	—	30,856
Shares withheld related to net share settlement of RSUs	(9)	—	—	—	—	—
Stock-based compensation expense	—	—	324,309	—	—	324,309
Other comprehensive income	—	—	—	5,203	—	5,203
Net loss	—	—	—	—	(9,117)	(9,117)
Balance at January 31, 2026	580,715,597	$36	$3,035,176	$4,357	$(1,619,122)	$1,420,447
See accompanying notes to consolidated financial statements.

SAMSARA INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating activities
Net loss	$(9,117)	$(154,907)	$(286,726)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	24,048	20,649	15,526
Stock-based compensation expense	314,983	277,870	237,082
Net accretion of discounts on investments	(10,585)	(15,295)	(16,888)
Lease modification, impairment, and related charges	—	3,529	4,762
Non-cash legal settlement	—	—	8,666
Other	3,460	1,766	4,571
Changes in operating assets and liabilities:
Accounts receivable, net	(144,676)	(75,531)	(46,420)
Inventories	(19,095)	(22,416)	18,332
Prepaid expenses and other current assets	(7,657)	(6,885)	(29,076)
Connected device costs	(74,535)	(27,460)	(57,893)
Deferred commissions	(51,312)	(31,779)	(37,396)
Other assets	(4,347)	4,438	509
Accounts payable and other liabilities	97,723	37,283	26,596
Deferred revenue	116,525	120,283	138,920
Operating lease liabilities	795	114	7,620
Net cash provided by (used in) operating activities	236,210	131,659	(11,815)
Investing activities
Purchases of property and equipment	(28,766)	(20,177)	(10,953)
Purchases of investments	(873,467)	(649,478)	(740,546)
Proceeds from sales of investments	—	1,247	8,168
Proceeds from maturities and redemptions of investments	714,050	601,987	664,694
Other investing activities	(1,350)	(200)	(50)
Net cash used in investing activities	(189,533)	(66,621)	(78,687)
Financing activities
Proceeds from issuance of common stock from equity compensation plans	30,856	28,799	23,202
Other financing activities	(928)	(1,698)	(2,205)
Net cash provided by financing activities	29,928	27,101	20,997
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	2,444	(1,083)	477
Net increase (decrease) in cash, cash equivalents, and restricted cash	79,049	91,056	(69,028)
Cash, cash equivalents, and restricted cash, beginning of period	245,794	154,738	223,766
Cash, cash equivalents, and restricted cash, end of period	$324,843	$245,794	$154,738
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$3,272	$3,463	$2,122
Supplemental disclosure of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$1,148	$320	$973
See accompanying notes to consolidated financial statements.

SAMSARA INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Samsara Inc. (“Samsara”) and its subsidiaries (collectively, the “Company”) are the pioneers of the Connected Operations Platform, which is an open platform that connects the people, devices, and systems of the world’s most complex operations, allowing them to develop actionable insights and improve their operations. Samsara was incorporated in Delaware in 2015 as Samsara Networks Inc. and changed its name to Samsara Inc. in February 2021. Samsara’s principal executive offices are located at 1 De Haro Street, San Francisco, California 94107.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”).
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Every sixth fiscal year is a 53-week year. Fiscal years 2026 and 2025 both consisted of 52 weeks, with the fourth quarter consisting of 13 weeks, and fiscal year 2024 consisted of 53 weeks, with the fourth quarter consisting of 14 weeks.
Principles of Consolidation and Reclassification—The consolidated financial statements include the accounts of Samsara and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
During the current period, the portion of deferred commissions expected to be amortized within 12 months was reclassified as “Deferred commissions, current” and the remainder as “Deferred commissions, non-current” on the consolidated balance sheets. This change has been applied retrospectively to all prior periods presented.
Use of Estimates—The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Such management estimates include, but are not limited to, the period of benefit for connected device costs and deferred commissions, collectibility of receivables, inventory valuation, capitalization and useful lives of internal-use software costs, timing and amount of legal contingencies, and valuation of deferred income taxes and uncertain tax positions. Actual results could materially differ from the estimates and assumptions made.
Cash, Cash Equivalents, Restricted Cash, and Investments—All highly liquid investments with an original maturity of 90 days or less, when purchased, are presented as cash and cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value.
Investments in marketable debt securities are classified as available-for-sale and recorded at estimated fair value. Classification of investments is determined at the time of purchase and reevaluated at each balance sheet date. Marketable debt securities are classified as either short-term or long-term based on their remaining contractual maturities. Short-term investments are investments with original or remaining maturities of one year or less at each balance sheet date. Purchase premiums and discounts are amortized or accreted using the effective interest method over the life of the related security and included in “Interest income and other income, net” on the consolidated statements of operations and comprehensive loss.
For marketable debt securities in an unrealized loss position, the Company periodically evaluates whether the decline in fair value below amortized cost is due to credit-related factors, as well as the ability and intent to hold the investment until the recovery of its entire amortized cost basis. Credit-related unrealized losses are recognized as an allowance for credit losses on the consolidated balance sheets with a corresponding charge in “Interest income and other income, net” on the consolidated statements of operations and comprehensive loss. Non-credit related unrealized losses and unrealized gains are included in accumulated other comprehensive income (loss). When identifying and measuring losses, the Company excludes the applicable accrued interest from both the fair value and amortized cost basis.
Realized gains and losses are determined based on the specific identification method and are included in “Interest income and other income, net” on the consolidated statements of operations and comprehensive loss. Refer to Note 4, “Fair Value Measurements,” for information regarding the fair value of the investments in marketable debt securities.

Accounts Receivable—Accounts receivable consist of current trade receivables from customers, net of allowance for credit losses. The allowance for credit losses is estimated based on an assessment of the collectibility of accounts receivable by considering various factors, including customer creditworthiness and the related aging of past-due balances, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable. Accounts receivable deemed uncollectible, such as upon the exhaustion of collection efforts or confirmation of a customer’s inability to pay, are written off against the allowance for credit losses.
Inventories—Inventories are valued at the lower of cost and net realizable value. Cost is determined based on using the standard cost method, which approximates actual cost on a first-in, first-out (FIFO) basis. Inventory consists of finished goods and raw materials. Management assesses the valuation of inventory and reduces the value for estimated excess and obsolete inventory based upon assumptions about future demand and market conditions.
Property and Equipment, Net—Property and equipment, net, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. The estimated useful life is five years for furniture and fixtures and three to five years for computers and equipment. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the related asset. Expenditures for repairs and maintenance are expensed as incurred. Upon disposition, the cost and related accumulated depreciation are derecognized from the consolidated balance sheets and the resulting gain or loss is reflected in operating expenses on the consolidated statements of operations and comprehensive loss.
Leases—Operating leases are included in “Operating lease right-of-use assets,” “Operating lease liabilities, current,” and “Operating lease liabilities, non-current” on the consolidated balance sheets. Right-of-use (“ROU”) assets represent the right to use an underlying asset over the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term, and lease expense is recognized on a straight-line basis over the lease term. The incremental borrowing rate is estimated at the commencement date and reflects the interest rate on a collateralized borrowing with similar terms and payments in the economic environment of the leased asset. The Company determines the lease term by including the non-cancelable period of the lease and any renewal or termination options that are reasonably certain of being exercised. Leases with a term of 12 months or less are not recorded on the consolidated balance sheets. Lease agreements do not contain any residual value guarantees.
Upon a lease termination, the ROU asset and the operating lease liability are derecognized from the consolidated balance sheets, and the resulting gain or loss is reflected in operating expenses on the consolidated statements of operations and comprehensive loss.
Strategic Investments—Strategic investments consist of non-marketable securities in privately-held companies in which the Company does not have a controlling interest or significant influence.
The Company applies the measurement alternative for non-marketable equity securities that do not have readily determinable fair values, measured at cost, less any impairment, plus or minus adjustments resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For these investments, the remeasurement adjustments, including impairments, if any, are included in “Interest income and other income, net” on the consolidated statements of operations and comprehensive loss.
Strategic investments are not material to the financial position, results of operations, or cash flows for any period presented. We classify these fair value measurements as Level 3 within the fair value hierarchy.

Revenue Recognition—Subscription revenue is generated from subscriptions to access the Connected Operations Platform. Subscription agreements contain multiple service elements for one or more of the cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (collectively, “connected devices” or “Internet of Things (“IoT”) devices”), support services that are delivered over the term of the arrangement, and warranty coverage. The Connected Operations Platform and the related connected device access points are highly interdependent and interrelated, and represent a combined performance obligation, which is recognized over the related subscription period. Subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under the standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. Revenue recognition is determined through the following steps:
•Identification of the contract, or contracts, with a customer—Contracts are evidenced through a fully executed enforceable contract, including customer purchase orders.
•Identification of the performance obligations in the contract—The Company has determined that its integrated solution represents a combined performance obligation as the cloud-based Applications and connected devices are not distinct because they are highly interdependent and interrelated. In reaching this conclusion, the Company considered how the connected devices, including the embedded proprietary firmware, are updated continuously by its Connected Operations Platform using AI and machine learning models to improve the capture, aggregation, and enrichment of data by the connected devices. Additionally, the Company’s Connected Operations Platform then utilizes this data to deliver actionable insights to Applications on the Connected Operations Platform. As a result of the highly interdependent and interrelated nature of the integrated service provided, these arrangements are accounted for as a combined performance obligation to the customer. Additionally, certain miscellaneous accessories sold in connection with the integrated solution are separate performance obligations.
•Determination of the transaction price—The transaction price is determined based on the amounts stated within the customer contracts.
•Allocation of the transaction price to the performance obligations in the contract—Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”) basis. SSP is determined based on the price at which the performance obligation is sold separately, or estimated using all available information.
•Recognition of revenue when or as the Company satisfies a performance obligation—The Company satisfies substantially all of its performance obligations over time. Specifically, the combined cloud-based application and connected device performance obligation and related support services and warranty coverage represent stand-ready performance obligations provided throughout the contractual terms. Revenue recognition commences ratably when control of the services is transferred to the customers.
Other revenue is generally recognized at a point in time and is earned through the sale of replacement gateways, sensors and cameras, as well as related shipping and handling fees, and professional services.
For revenue contracts involving third parties, the Company evaluates whether it is the principal, reporting revenue on a gross basis, or the agent, reporting revenue on a net basis. For this assessment, the Company considers whether it controls the specified goods or services before they are transferred to the customer, considering other indicators such as responsibility for fulfillment, inventory risk, and discretion in establishing price.
Deferred Revenue—Deferred revenue represents amounts billed to customers or payments received from customers for which revenue has not yet been recognized. Deferred revenue primarily consists of prepayments made by customers for future periods and, to a lesser extent, the unearned portion of monthly-billed subscription fees. Additionally, customer contracts specify payment terms that include prepayment for all, or for part of their contractual obligations monthly, quarterly, semi-annually, or annually. As a result, the deferred revenue balance does not represent the total contract value of all multi-year, non-cancelable subscription agreements. The current portion of deferred revenue represents the amount that is expected to be recognized within one year of the consolidated balance sheet date.
Cost of Revenue—Cost of revenue consists primarily of the amortization of connected device costs associated with subscription agreements, third-party cloud and cellular costs, employee-related costs directly associated with our customer support and supply chain teams, including salaries, benefits, and stock-based compensation, amortization of internal-use software costs, fulfillment costs, warranty costs, provision for excess and obsolete inventory, and costs associated with software subscriptions, and office facilities.

Costs to Obtain and Fulfill a Contract
Deferred Commissions—The Company capitalizes commissions paid to sales employees and the related payroll taxes, as well as commissions paid to referral partners. These costs are included in “Deferred commissions, current” and “Deferred commissions, non-current” on the consolidated balance sheets. The Company capitalizes sales commissions as incremental costs of acquiring a contract when such costs are directly tied to sales compensation plans and would not have been incurred if the contract had not been acquired. Deferred commissions are amortized over the expected period of benefit, which the Company determined to be five years. The period of benefit was determined by taking into consideration the duration of customer relationships, and the technology lifecycle, and other available information. Commissions paid upon the renewal of a contract are amortized as expense ratably over the renewal term. Amortization is included in “Sales and marketing” expense on the consolidated statements of operations and comprehensive loss.
Connected Devices—For typical sales arrangements, the Company capitalizes the cost of connected devices sold to customers upon shipment, as well as devices deployed to customers that transfer ownership at the end of the contract, and the capitalized costs are included in “Connected device costs, current” and “Connected device costs, non-current” on the consolidated balance sheets. Connected device costs associated with subscription contracts are capitalized as contract fulfillment costs since the connected device is not distinct from other undelivered obligations in the customer contract. These costs are directly related to customer contracts, are expected to be recoverable, and enhance the resources used to satisfy the undelivered performance obligations in those contracts.
Connected device costs are amortized over a period of benefit of five years. The Company determined the period of benefit by taking into consideration the duration of customer relationships, the expected life of the connected device, the connected device’s warranty period, past experience with customers, and other available information. Amortization of these costs is included in “Cost of revenue” on the consolidated statements of operations and comprehensive loss.
Research and Development—Research and development costs are charged to expense as incurred. Research and development expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation, associated with improvements to the Company’s platform and current offerings and the development of new products, and costs associated with software subscriptions and office facilities. The Company continues to focus its research and development efforts on adding new features and products that enhance the utility of its Connected Operations Platform. Research and development expenses that qualify as internal-use software costs are capitalized.
Internal-Use Software Costs—The Company capitalizes qualifying internal-use software costs related to its Connected Operations Platform. The costs consist of employee-related costs, including salaries, benefits, and stock-based compensation that are incurred during the software development stage. Capitalization of costs begins when the preliminary project stage is complete, management has committed to funding the project, and it is probable that the project will be completed and the software will be used to perform the intended function. Capitalization ceases when the software is substantially complete and ready for its intended use, including the completion of all substantial testing. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
Capitalized software costs are included in “Property and equipment, net,” on the consolidated balance sheets. These costs are amortized over the estimated useful life of the software, which is two years, on a straight-line basis. The amortization is primarily included in “Cost of revenue” on the consolidated statements of operations and comprehensive loss.
Advertising and Promotional Costs—Advertising and promotional costs, which are expensed as incurred and included in “Sales and marketing” expense on the consolidated statements of operations and comprehensive loss, were $76.0 million, $68.8 million, and $59.6 million for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
Impairment of Long-Lived Assets—Long-lived assets are evaluated for impairment at the asset group level, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities, whenever events or changes in circumstances indicate that the carrying amount of the asset or asset group may not be recoverable. The Company assesses the recoverability of long-lived assets or an asset group by determining whether the carrying value of such assets will be recovered through their undiscounted expected future cash flow. If the future undiscounted cash flow is less than the carrying amount of these assets, an impairment loss is recognized based on the excess of the carrying amount over the fair value of the assets.
The Company recognized $0.0 million, $4.0 million and $4.8 million in impairment charges during the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively, in “Lease modification, impairment, and related charges” on the consolidated statements of operations and comprehensive loss.

Stock-Based Compensation—Compensation expense for all stock-based awards is determined based on the estimated fair values of the award on the date of grant. Stock-based awards include stock options, RSUs, and shares issued or to be issued under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”). RSUs granted vest solely based on continued service. The Company accounts for forfeitures as they occur.
The fair value of employee stock options and shares to be issued under the 2021 ESPP has been determined using the Black-Scholes option-pricing model using various inputs, including the fair value of common stock, estimates of expected volatility, expected term, risk-free rate, and future dividends. The contractual term of the stock options is 10 years. The Company recognizes compensation expense on a straight-line basis over the requisite service period, which is generally the vesting term of four years for stock options and approximately the one-year duration of each offering period under the 2021 ESPP.
The fair value of RSUs granted is based on the closing price of the Class A common stock on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the requisite service period. The service vesting condition for these awards is generally three to four years.
Income Taxes—The Company utilizes the asset and liability method of accounting for income taxes under which deferred tax assets and liabilities are determined from the differences between financial reporting and tax reporting bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company establishes a valuation allowance to reduce the deferred tax assets to the amount more likely than not to be realized. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.
Translation of Foreign Currencies—The Company predominantly uses the U.S. dollar as its functional currency. Monetary assets and liabilities and transactions denominated in currencies other than an entity’s functional currency are remeasured into its functional currency using current exchange rates, whereas nonmonetary assets and liabilities are remeasured using historical exchange rates. The Company recognizes gains and losses from such remeasurements within “Interest income and other income, net” on the consolidated statements of operations and comprehensive loss in the period of occurrence, and these gains and losses have not been material for all periods presented.
For entities using local currency as the functional currency, the translation adjustment of assets and liabilities into U.S. dollars at the balance sheet date are recorded as a component of “Accumulated other comprehensive income (loss)” on the consolidated balance sheets.
Net Loss Per Share—Basic and diluted net loss per share is presented in conformity with the two-class method required for participating securities.
Net loss is attributed to common stockholders and participating securities based on their participation rights. Basic earnings per share is computed by dividing the earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, stock options, RSUs, and shares issued or to be issued under the 2021 ESPP are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive for all periods presented.
The rights, including the liquidation and dividend rights, of the holders of Class A, Class B, and Class C common stock are identical, except with respect to voting and conversion rights. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net loss per share are the same for all classes of common stock, on both an individual and combined basis, and therefore are presented together.
Fair Value Measurements—Fair value accounting is applied for all assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company follows the established framework for measuring fair value in accordance with US GAAP.

Concentrations of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, investments in marketable debt securities, and trade accounts receivable. Cash and cash equivalents are held on deposit with creditworthy domestic and foreign institutions. The Company invests cash in excess of current operating requirements in low-risk, highly liquid money market funds and in marketable debt securities with high-quality financial institutions with investment-grade ratings.
The Company generally does not require collateral or other security in support of accounts receivable. Allowances are provided for individual accounts receivable when the Company becomes aware of a customer’s inability to meet its financial obligations, such as in the case of bankruptcy, deterioration in the customer’s operating results, or a change in financial position. The Company also evaluates the sufficiency of its allowances for credit losses periodically by considering broader factors, including customer creditworthiness and the related aging of past-due balances, historical write-off experience, current economic conditions, and reasonable and supportable forecasts of future economic conditions over the life of the receivable.
Employee Benefit Plan—The Company sponsors a qualified 401(k) defined contribution plan covering eligible employees. Employees may contribute a portion of their annual compensation limited to a maximum annual amount set by the Internal Revenue Service. The Company provides dollar-for-dollar matching of each participant’s contributions up to a maximum of 4% of the employee’s eligible compensation under this plan, which vest immediately.
Commitments and Contingencies—Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Recently Adopted Accounting Pronouncement—In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires further transparency to annual income tax disclosures related to the rate reconciliation and income taxes paid information. This guidance was effective for the Annual Report on Form 10-K for the fiscal year ended January 31, 2026. The Company adopted this guidance on February 2, 2025 and applied it on a prospective basis, which resulted in additional annual disaggregation of certain tax information within the income tax footnote disclosure. Refer to Note 11, “Income Taxes,” for further information.
Recent Accounting Pronouncements Not Yet Adopted—In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard requires disclosure of specified information about certain costs and expenses, including purchases of inventory, employee compensation, depreciation, and amortization. As clarified on the subsequent amendment, ASU No. 2025-01, issued by the FASB in January 2025, this guidance is effective for the Annual Report on Form 10-K for the fiscal year ending January 29, 2028, and subsequent interim periods. Early adoption is permitted and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient for calculating current expected credit losses for current accounts receivable and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. This guidance is effective for the Company for its fiscal year beginning February 1, 2026, and interim periods within that fiscal year, and must be applied prospectively. The Company does not expect it to have a material impact on its consolidated financial statements.
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
3.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of January 31, 2026 and February 1, 2025, cash and cash equivalents consist of cash and money market funds, and all highly liquid investments with an original or remaining maturity of 90 days or less when purchased. As of January 31, 2026 and February 1, 2025, short-term and long-term investments in marketable debt securities consist of U.S. government and agency securities, corporate notes and bonds, and commercial paper.
Restricted cash as of January 31, 2026 consists of funds held in trust for certain self-funded insurance programs. Restricted cash as of February 1, 2025 consists of letters of credit secured as collateral for office space leases and funds held in trust for certain self-funded insurance programs.
Total cash, cash equivalents, and restricted cash comprises the following (in thousands):

	As of
	January 31, 2026	February 1, 2025
Cash and cash equivalents	$318,789	$227,576
Restricted cash	6,054	18,218
Total cash, cash equivalents, and restricted cash	$324,843	$245,794
The following is a summary of available-for-sale marketable debt securities recorded within short-term and long-term investments on the consolidated balance sheets (in thousands):

	As of
	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$137,590	$—	$—	$137,590
Corporate notes and bonds	486,144	1,849	(148)	487,845
U.S. government and agency securities	292,236	507	(52)	292,691
Total investments	$915,970	$2,356	$(200)	$918,126

	As of
	February 1, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$62,590	$—	$—	$62,590
Corporate notes and bonds	444,360	814	(437)	444,737
U.S. government and agency securities	242,517	283	(253)	242,547
Total investments	$749,467	$1,097	$(690)	$749,874

The Company included $6.5 million and $6.2 million of accrued interest receivable in “Prepaid expenses and other current assets” on the consolidated balance sheets as of January 31, 2026 and February 1, 2025, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of January 31, 2026 and February 1, 2025 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and the Company considers it more likely than not that the Company will hold these securities until a recovery of the cost basis, which may not occur until maturity. The Company did not recognize an allowance for credit losses on these securities as of January 31, 2026 and February 1, 2025 because such potential losses were not material.
As of January 31, 2026, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
January 31, 2026
Due within one year	$515,003
Due in one year to three years	403,123
Total	$918,126
4.    Fair Value Measurements
The Company reports financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis, using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:
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

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$158,875	$—	$—	$158,875
Commercial paper	—	67,606	—	67,606
U.S. government and agency securities	—	15,291	—	15,291
Total cash equivalents	$158,875	$82,897	$—	$241,772

Marketable debt securities
Commercial paper	$—	$137,590	$—	$137,590
Corporate notes and bonds	—	487,845	—	487,845
U.S. government and agency securities	—	292,691	—	292,691
Total marketable debt securities	$—	$918,126	$—	$918,126

	As of February 1, 2025
	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash
Cash equivalents:
Money market funds	$157,601	$—	$—	$157,601
Commercial paper	—	15,686	—	15,686
Corporate notes and bonds	—	2,496	—	2,496
Restricted cash—letters of credit	14,561	—	—	14,561
Total cash equivalents and restricted cash	$172,162	$18,182	$—	$190,344

Marketable debt securities
Commercial paper	$—	$62,590	$—	$62,590
Corporate notes and bonds	—	444,737	—	444,737
U.S. government and agency securities	—	242,547	—	242,547
Total marketable debt securities	$—	$749,874	$—	$749,874
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
There were no transfers between Level 1 or Level 2, or transfers in or out of Level 3, of the fair value hierarchy during the fiscal years ended January 31, 2026 and February 1, 2025.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of January 31, 2026 and February 1, 2025 were $261.9 million and $209.3 million, respectively.
The following table provides the amounts capitalized and amortized for commission costs for the periods presented (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Capitalized commission costs	$128,449	$89,243	$88,319
Amortization expense	$75,912	$57,464	$50,923

Connected Devices—Total connected device costs, current and non-current, as of January 31, 2026 and February 1, 2025 were $440.1 million and $362.3 million, respectively.
The following table provides the amounts capitalized and amortized for connected device costs for the periods presented (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Capitalized connected device costs (1)	$217,219	$144,273	$154,671
Amortization expense (1)	$139,321	$116,812	$96,779
__________
(1)Includes $8.2 million of deployed long-lived device assets that transfer ownership to the customer at the end of the contract and $0.1 million of related amortization expense for the fiscal year ended January 31, 2026.
6.    Balance Sheet Components
Inventories—Inventories comprises the following (in thousands):

	As of
	January 31, 2026	February 1, 2025
Raw materials	$7,374	$8,452
Finished goods	40,820	30,459
Total inventories	$48,194	$38,911
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	January 31, 2026	February 1, 2025
Gross property and equipment:
Computers and equipment	$22,644	$6,579
Leasehold improvements	48,960	48,551
Furniture and fixtures	17,706	17,464
Internal-use software costs (1)	82,100	51,410
Total gross property and equipment	171,410	124,004
Accumulated depreciation and amortization (2)	(89,803)	(65,853)
Property and equipment, net	$81,607	$58,151
__________
(1)$30.7 million, $19.3 million, and $9.7 million of internal-use software costs were capitalized during the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
(2)$4.0 million of fully depreciated assets were written off as they were no longer in use during the fiscal year ended February 1, 2025.
Internal-use software costs included $8.9 million, $4.8 million, and $2.5 million of capitalized stock-based compensation expense for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
Depreciation and amortization of property and equipment was as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Depreciation and amortization expense (1)	$24,048	$20,649	$15,526
__________
(1)Includes amortization of capitalized internal-use software costs of $14.1 million, $9.0 million, and $4.8 million for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

7.    Revenue, Accounts Receivable, Deferred Revenue, and Remaining Performance Obligations
Revenue comprises the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Subscription revenue	$1,588,386	$1,225,777	$919,362
Other revenue	30,249	23,422	18,023
Total revenue	$1,618,635	$1,249,199	$937,385
Accounts Receivable—An allowance for credit losses of $14.1 million and $9.1 million was recorded as of January 31, 2026 and February 1, 2025, respectively. During the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, the Company recorded a charge of $13.2 million, $3.3 million, and $7.5 million, respectively, to operations and wrote off $8.2 million, $2.0 million, and $7.2 million, respectively, against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances and revenue recognized from beginning deferred revenue for the periods presented (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Deferred revenue, beginning of period	$685,770	$565,486	$426,565
Deferred revenue, end of period	$809,042	$685,770	$565,486
Revenue recognized in the period from beginning deferred revenue	$563,254	$426,369	$300,113
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of January 31, 2026, the RPO was $3,765.9 million, of which the Company expects to recognize revenue of approximately $1,641.2 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of total revenue for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024.
There were no customers that individually represented greater than 10% of accounts receivable as of January 31, 2026 and February 1, 2025.
8.    Leases
The Company leases office space under operating lease agreements that are non-cancelable and have remaining lease terms ranging from one year to approximately five years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities.
Operating lease costs comprises the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Operating lease cost	$17,402	$22,289	$23,768
Short-term lease cost	1,461	1,087	1,411
Sublease income	(1,150)	(1,418)	(1,128)
Total lease cost	$17,713	$21,958	$24,051

Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cash paid for operating leases	$21,968	$27,390	$27,048
ROU assets obtained under new or modified operating leases	$9,340	$4,281	$982

	As of
	January 31, 2026	February 1, 2025
Weighted-average remaining lease term—operating leases (in years)	4.5	5.5
Weighted-average discount rate—operating leases	5.48%	5.02%
Future minimum lease payments included in the measurement of operating lease liabilities as of January 31, 2026 were as follows (in thousands):

Fiscal Years Ending	Amount
2027	$16,261
2028	16,857
2029	16,429
2030	15,875
2031	14,407
2032 and thereafter	3,645
Total future minimum lease payments (1)	83,474
Less: imputed interest	(10,706)
Total operating lease liabilities	$72,768
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to facility leases for the corporate office facilities in San Francisco, California, as well as other offices for local operations.
Prior year lease modification, impairment, and related charges
In April 2023, the Company settled a lease dispute, which was primarily related to lease incentives associated with leasehold improvements in the form of a tenant allowance and received $11.3 million. This amount was recognized primarily as a reduction to the corresponding ROU assets on the consolidated balance sheet and was also included in “Operating lease liabilities” on the consolidated statement of cash flows.
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
9.    Commitments and Contingencies
Purchase Commitments—Purchase commitments primarily consist of contractual arrangements for cellular, cloud hosting, and other subscription services, ending on various dates that extend into fiscal year 2031.
Future minimum payments under non-cancelable purchase commitments as of January 31, 2026 were as follows (in thousands):

Fiscal Years Ending	Amount
2027	$138,212
2028	87,377
2029	35,730
2030	72
2031	71
2032 and thereafter	—
Total	$261,462
Letters of Credit—As of January 31, 2026 and February 1, 2025, the Company had $15.8 million and $14.6 million, respectively, in letters of credit primarily issued to landlords for office space. These letters of credit renew annually and expire on various dates through 2031.
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
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of January 31, 2026 were also not material.
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
Shares of Class C common stock have no voting rights, except as otherwise required by law, and each share will convert into one share of the Company’s Class A common stock, following the conversion or exchange of all outstanding shares of Class B common stock into shares of the Company’s Class A common stock and upon the date or time specified by the holders of a majority of the outstanding shares of Class A common stock, voting as a separate class. Subject to preferences that may apply to any shares of convertible preferred stock outstanding at the time, the holders of Class A common stock, Class B common stock, and Class C common stock are entitled to receive dividends out of funds legally available if, and only at the times and in the amounts, the Board of Directors, in its discretion, determines to issue dividends.
The Company had reserved shares of common stock for future issuance as of January 31, 2026 and February 1, 2025, as follows:

	As of
	January 31, 2026	February 1, 2025
2015 Equity Incentive Plan:
Options outstanding	5,406,188	5,632,520
RSUs outstanding	—	790,123
2021 Equity Incentive Plan:
RSUs outstanding	17,331,045	21,520,741
Shares available for future grants	109,926,401	90,518,967
2021 Employee Stock Purchase Plan:
Shares available for future issuance	26,034,934	21,284,493
Total shares of common stock reserved for future issuance	158,698,568	139,746,844
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s IPO. A total of 50,600,000 shares of the Company’s Class A common stock initially were reserved for issuance under the 2021 Plan. In addition, the number of shares of the Company’s Class A common stock are increased by (i) any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 Plan on the first day of each fiscal year, as determined in accordance with the formula set forth in the 2021 Plan and (ii) a number of shares of Class A common stock equal to the number of shares of Class B common stock subject to equity awards granted under the 2015 Plan that expire, terminate without having been exercised or issued in full, are tendered to or withheld for payment of an exercise price or for tax withholding obligations with respect to a 2015 Plan award, or are forfeited to or repurchased by the Company due to failure to vest, such number of shares under this clause (ii) not to exceed 57,631,084. The total number of shares of the Company’s Class A common stock reserved for future grants as of January 31, 2026 includes 28,285,961 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—A summary of the stock options activity under the 2015 Plan during the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 is presented below (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance as of January 28, 2023	6,927,540	$4.61	6.4	$63,351
Granted	—	$—
Exercised	(761,655)	$0.88
Forfeited, canceled, or expired	—	$—
Balance as of February 3, 2024	6,165,885	$5.07	5.7	$169,153
Granted	—	$—
Exercised	(533,365)	$1.61
Forfeited, canceled, or expired	—	$—
Balance as of February 1, 2025	5,632,520	$5.40	4.9	$259,635
Granted	—	$—
Exercised	(226,332)	$0.27
Forfeited, canceled, or expired	—	$—
Balance as of January 31, 2026	5,406,188	$5.62	4.0	$121,266
Exercisable as of January 31, 2026	5,406,188	$5.62	4.0	$121,266
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $7.5 million, $21.1 million, and $18.8 million during the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
The Company recognized a deferred income tax benefit on the consolidated statements of operations and comprehensive loss for stock-based compensation arrangements of $0.2 million, $0.2 million, and $0.2 million during the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
As of January 31, 2026, the Company had no remaining unrecognized stock-based compensation expense related to outstanding stock options.
RSUs—A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 28, 2023	40,796,104	$12.20
Granted	20,030,475	$18.76
Vested	(19,209,260)	$12.94
Forfeited	(6,246,045)	$14.16
Balance as of February 3, 2024	35,371,274	$15.17
Granted	10,910,858	$35.83
Vested	(18,161,277)	$16.91
Forfeited	(5,809,991)	$17.94
Balance as of February 1, 2025	22,310,864	$23.14
Granted	12,912,483	$35.19
Vested	(13,863,275)	$22.72
Forfeited	(4,029,027)	$27.12
Balance as of January 31, 2026	17,331,045	$31.53
As of January 31, 2026, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $511.5 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 ESPP, which became effective in December 2021 in connection with the IPO. The 2021 ESPP authorizes the issuance of shares of Class A common stock pursuant to purchase rights granted to eligible employees. A total of 10,200,000 shares of the Company’s Class A common stock have been reserved for future issuance under the 2021 ESPP, in addition to any annual automatic evergreen increases in the number of shares of Class A common stock reserved for issuance under the 2021 ESPP. The total number of shares of the Company’s Class A common stock reserved for future issuance as of January 31, 2026 includes 5,657,192 shares added on the first day of fiscal year 2026 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, 906,760, 1,051,208, and 1,837,405 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $30.8 million, $27.9 million, and $22.5 million, respectively.
As of January 31, 2026, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $9.2 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.8 years.

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

Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Expected volatility	50.0% – 57.6%	46.6% – 57.4%	61.5% – 72.5%
Expected term (years)	0.5 – 1.0	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	3.6% – 4.3%	4.2% – 5.4%	5.1% – 5.4%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility—The expected stock price volatility is based on the Company’s historical volatility for the expected term of the stock-based award.
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
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Stock options	$—	$2,169	$3,185
RSUs	303,006	263,161	220,674
Employee stock purchase plan	11,977	12,540	13,223
Total stock-based compensation expense	$314,983	$277,870	$237,082
Stock-based compensation expense included in the following line items of the Company’s consolidated statements of operations and comprehensive loss was as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Cost of revenue	$14,005	$12,125	$11,957
Research and development	119,222	100,246	89,753
Sales and marketing	89,531	84,407	70,732
General and administrative	92,225	81,092	64,640
Total stock-based compensation expense	$314,983	$277,870	$237,082
11.    Income Taxes
Income (loss) before provision for income taxes was as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
United States	$(40,302)	$(168,662)	$(298,189)
Foreign	41,208	18,248	14,806
Income (loss) before provision for income taxes	$906	$(150,414)	$(283,383)

The components of the provision for income taxes comprises the following (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Current:
U.S. Federal	$—	$—	$—
State and local	309	201	494
Foreign	3,544	2,219	1,918
Total current tax expense	$3,853	$2,420	$2,412
Deferred:
U.S. federal	$—	$—	$—
State and local	—	—	—
Foreign	6,170	2,073	931
Total deferred tax expense	6,170	2,073	931
Total provision for income taxes	$10,023	$4,493	$3,343
The effective income tax rate is higher than the U.S. statutory tax rate primarily due to a valuation allowance on the cumulative U.S. deferred tax assets, stock-based compensation adjustments, and executive compensation adjustments. A reconciliation of the income tax provision from the U.S. federal statutory tax rate to the effective tax rate for the year ended January 31, 2026, prepared in accordance with ASU 2023-09, was as follows (in thousands):

	Fiscal Year Ended
	January 31, 2026
U.S. federal statutory tax rate	$190	21.0%
Domestic federal reconciling items:
Tax credits:
Research and development credits	(10,229)	(1,128.8%)
Changes in valuation allowances	36,417	4,018.7%
Nontaxable or nondeductible items:
Stock-based compensation	(43,374)	(4,786.3%)
Executive compensation	23,796	2,626.0%
Non-deductible gifts	699	77.2%
Non-deductible meals and entertainment	434	47.9%
Other adjustments:
Other	785	86.6%
State and local income taxes, net of federal income tax effect	244	26.9%
Foreign reconciling items:
United Kingdom:
Stock-based compensation	(2,226)	(245.7%)
Rate differential	802	88.5%
Other	(36)	(3.9%)
Taiwan:
Stock-based compensation	658	72.6%
Other	(59)	(6.5%)
Mexico:
Rate differential	833	91.9%
Non-deductible expenses	529	58.4%
Other	104	11.5%
Other foreign reconciling items	456	50.3%
Effective tax rate	$10,023	1,106.3%

Reconciliations of the income tax provision from the U.S. federal statutory tax rate to the effective tax rate for the years ended January 31, 2025 and February 3, 2024, were as follows (in thousands):

	Fiscal Year Ended
	February 1, 2025	February 3, 2024
U.S. federal statutory tax rate	21.0%	21.0%
Changes in income taxes resulting from:
State taxes, net of federal benefit	9.5	5.6
Foreign income taxed at different rates	0.7	0.1
Federal research and development credits	10.8	4.3
Stock-based compensation	37.7	14.0
Tax on foreign earnings	—	—
Permanent differences	(0.6)	(0.3)
Change in valuation allowance	(81.9)	(45.5)
Other	(0.2)	(0.4)
Total tax provision	(3.0%)	(1.2%)

Cash paid for income taxes, net of refunds comprises the following for the fiscal year ended January 31, 2026 (in thousands):

Fiscal Year Ended
January 31, 2026
U.S. federal	$—
U.S. state and local	350
Foreign:
Mexico	1,173
Taiwan	881
Canada	745
France	178
Poland	185
India	500
United Kingdom	(727)
Netherlands	(179)
Germany	166
Total foreign	2,922
Total cash paid for income taxes, net of refunds	$3,272
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are presented below (in thousands):

	As of
	January 31, 2026	February 1, 2025
Deferred tax assets:
Net operating loss carryforwards	$543,811	$545,306
Tax credit carryforwards	59,707	42,803
Operating lease liability	18,248	19,096
Capitalized research and development	52,012	63,946
Accruals and reserves	146,095	39,032
Property and equipment	1,383	1,363
Total deferred tax assets	821,256	711,546
Valuation allowance	(638,940)	(560,745)
Deferred tax assets, net of valuation allowance	182,316	150,801
Deferred tax liabilities:
Deferred commissions	(53,819)	(43,060)
Deferred connected device costs	(101,791)	(81,896)
Operating lease right-of-use assets	(14,789)	(15,313)
Accruals	(23,980)	(15,704)
Total deferred tax liabilities	(194,379)	(155,973)
Net deferred tax liabilities	$(12,063)	$(5,172)
As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, the Company’s research and development expenditures were capitalized and amortized, which resulted in higher deferred tax assets. The One Big Beautiful Bill Act (the “OBBBA”), effective July 4, 2025, eliminated the requirement to capitalize research and development performed in the U.S. while foreign expenditures will continue to be capitalized and amortized over 15 years. The OBBBA had an immaterial impact on the consolidated financial statements and the current year effective tax rate. The Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.

The provisions of Accounting Standards Codification (“ASC”) Topic 740, Accounting for Income Taxes (ASC 740), require an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable. As of January 31, 2026 and February 1, 2025, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes. For foreign jurisdictions, the Company does not have a valuation allowance against its deferred tax assets, after considering both the positive and negative evidence.
During the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, the Company’s valuation allowance increased by $78.2 million, $105.5 million, and $128.7 million, respectively.
As of January 31, 2026, the Company had U.S. federal, state, and foreign net operating loss (“NOL”) carryforwards of approximately $2,232.7 million, $2,135.3 million, and $5.6 million, respectively.
Of the U.S. federal NOL carryforwards, $52.2 million, if not utilized, will begin to expire in 2036 and $2,180.5 million will carryforward indefinitely. The state NOL carryforwards have begun expiring in 2024.
As of January 31, 2026, the Company’s U.S. federal and California research and development credit carryforwards were $56.7 million and $29.7 million, respectively. These are available to offset future income taxes. The U.S. federal credit carryforwards, if not utilized, will begin to expire in 2036, while the California credit carryforwards have no expiration date.
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

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Unrecognized tax benefits, beginning balance	$21,290	$16,602	$9,810
Gross increases for tax positions taken in prior years	1,341	527	1,934
Gross decreases for tax positions taken in prior years	(4,829)	(2,682)	(685)
Gross increases for tax positions taken in current year	5,715	6,843	5,543
Unrecognized tax benefits, ending balance	$23,517	$21,290	$16,602
The unrecognized tax benefits as of January 31, 2026 and February 1, 2025, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
The Company recognizes interest and penalties related to income tax positions as a component of income tax expense. The Company had no interest and penalties accrued related to uncertain tax positions as of January 31, 2026 and February 1, 2025.
The Company files income tax returns in the United States and in foreign jurisdictions. In the U.S., tax years remain open back to fiscal year 2023 for federal income tax purposes and fiscal year 2021 for some states. In other major jurisdictions where we conduct business, the tax years generally remain open back to formation.

12.    Net Loss Per Share, Basic and Diluted
The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Numerator:
Net loss	$(9,117)	$(154,907)	$(286,726)
Denominator:
Weighted-average shares used in computing net loss per share, basic and diluted	573,483,155	556,317,440	534,878,501
Net loss per share, basic and diluted	$(0.02)	$(0.28)	$(0.54)
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Outstanding stock options	5,406,188	5,632,520	6,165,885
RSUs	17,331,045	22,310,864	35,371,274
Employee stock purchase plan obligations	1,220,082	842,488	898,152
Total antidilutive securities	23,957,315	28,785,872	42,435,311
13.    Segment Information
The Company has a single operating and reportable segment. The chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis. Revenue derived by and the accounting policies of the reportable segment are the same as those described in Note 2, “Summary of Significant Accounting Policies.”
The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated operating income (loss) and consolidated net income (loss) as reported on the consolidated statements of operations and comprehensive loss. These financial metrics are used by the CODM to monitor budget versus actual results. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The table below presents selected financial information for the single operating segment (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
Revenue	$1,618,635	$1,249,199	$937,385
Cost of revenue (1) (2)	108,904	92,737	82,651
Research and development (1)	225,367	199,470	168,828
Sales and marketing (1) (3)	513,122	454,734	358,511
General and administrative (1)	174,068	153,517	130,403
Stock-based compensation expense	314,983	277,870	237,082
Connected device costs	143,963	121,845	99,883
Cloud and cellular costs	109,677	71,614	52,541
Sales commissions	81,127	62,507	57,406
Other segment items (4)	—	4,878	73,427
Segment operating loss	$(52,576)	$(189,973)	$(323,347)

Interest income and other income, net (5)	53,482	39,559	39,964
Provision for income taxes	10,023	4,493	3,343
Segment net loss	$(9,117)	$(154,907)	$(286,726)
__________
(1)These segment expenses exclude stock-based compensation expense, which is presented separately.
(2)Cost of revenue also excludes connected device costs and cloud and cellular costs, which are presented separately.
(3)Sales and marketing also excludes sales commissions, which is presented separately.
(4)Other segment items consist of legal settlement and lease modification, impairment, and related charges.
(5)Includes interest income of $45.7 million, $42.3 million, and $40.1 million for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.
Refer to the consolidated financial statements for other financial information regarding the Company’s operating segment, including depreciation and amortization expense.
Revenue by Geographic Area
The following table presents revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Fiscal Year Ended
	January 31, 2026	February 1, 2025	February 3, 2024
United States	$1,385,507	$1,082,481	$821,885
Other (1)	233,128	166,718	115,500
Total revenue	$1,618,635	$1,249,199	$937,385
__________
(1)No individual country other than the United States exceeded 10% of total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	January 31, 2026	February 1, 2025
United States	$131,516	$118,808
Other (1)	10,394	4,207
Total long-lived assets, net	$141,910	$123,015
__________
(1)No individual country other than the United States exceeded 10% of total long-lived assets, net, for any period presented.
14.    Subsequent Event
On February 3, 2026, in the matter of an arbitration between Samsara Inc. v. Motive Technologies, Inc., an award was rendered in favor of Samsara. The claims at issue arise from a complaint filed on January 24, 2024 by the Company for, among other things, breach of contract, fraud, unfair competition, and false advertising. Pursuant to the decision in the arbitration, Samsara was awarded $30.3 million in damages. As the award occurred subsequent to the balance sheet date, this favorable outcome was not recognized in the consolidated financial statements for the fiscal year ended January 31, 2026. The Company expects to recognize the gain in its consolidated statements of operations and comprehensive loss during the first quarter of fiscal year 2027. The Company intends to request that a further award include certain of its attorneys’ fees, costs and other expenses incurred in connection with this arbitration.
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
Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are designed to, and are effective to, provide reasonable assurance that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 9A of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended January 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Samsara Inc. and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended January 31, 2026, of the Company and our report dated March 16, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ Deloitte & Touche LLP
San Francisco, California
March 16, 2026

Item 9B. Other Information
Rule 10b5-1 Trading Arrangements
Dominic Phillips, our Executive Vice President and Chief Financial Officer, entered into a trading plan on behalf of himself and his family trust that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 542,409 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). In addition, up to 100% of the net shares of Class A common stock received by Mr. Phillips after taxes in connection with the vesting of any newly granted Samsara equity awards may be sold under the plan. The plan was adopted on December 29, 2025 and will terminate on March 31, 2027, subject to early termination for certain specified events set forth in the plan, and trading under the plan may not begin until after all trades under Mr. Phillips’ prior plan are completed or expire without execution.
During the quarterly period ended January 31, 2026, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Certain information required by Part III is incorporated herein by reference to our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC within 120 days of our fiscal year ended January 31, 2026 (the “2026 Proxy Statement”).
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
The remaining information required by this item is incorporated herein by reference to the 2026 Proxy Statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the 2026 Proxy Statement.
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
Item 16. Form 10-K Summary
None.
EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the registrant, as amended and currently in effect.	S-1	333-261204	3.2	11/19/2021

3.2	Amended and Restated Bylaws of the registrant, effective November 30, 2022.	10-Q	001-41140	3.2	12/6/2022

4.1	Form of Class A common stock certificate of the registrant.	S-1	333-261204	4.1	11/19/2021

4.2	Amended and Restated Investors’ Rights Agreement among the registrant and certain holders of its capital stock, dated as of January 13, 2021.	S-1	333-261204	4.2	11/19/2021

4.3	Description of Capital Stock of Samsara Inc.	10-K	001-41140	4.3	3/21/2023

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers.	S-1/A	333-261204	10.1	12/6/2021

10.2+	Samsara Inc. 2015 Equity Incentive Plan and related form agreements.	S-1	333-261204	10.3	11/19/2021

10.3+	Samsara Inc. 2021 Equity Incentive Plan and related form agreements.	S-1/A	333-261204	10.4	12/6/2021

10.4+	Samsara Inc. 2021 Employee Stock Purchase Plan.	S-1/A	333-261204	10.5	12/6/2021

10.5+	Samsara Inc. Executive Incentive Compensation Plan.	S-1/A	333-261204	10.6	12/6/2021

10.6*+	Samsara Inc. Executive Change in Control and Severance Plan.

10.7+	Employment letter between the registrant and Sanjit Biswas.	S-1	333-261204	10.8	11/19/2021

10.8+	Employment letter between the registrant and John Bicket.	S-1	333-261204	10.9	11/19/2021

10.9+	Employment letter between the registrant and Dominic Phillips.	10-Q	001-41140	10.9	6/8/2022

10.10+	Employment letter between the registrant and Adam Eltoukhy.	10-K	001-41140	10.10	3/21/2023

10.11+	Employment letter between the registrant and Lara Caimi.	10-Q	001-41140	10.1	6/11/2024

19.1	Insider Trading Policy	10-K	001-41140	19.1	3/25/2025

21.1*	List of subsidiaries of the registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on signatures page).

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

97.1	Executive Compensation Clawback Policy, effective November 28, 2023	10-K	001-41140	97.1	3/26/2024

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

+	Indicates management contract or compensatory plan.

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

SAMSARA INC.

Date: March 16, 2026	By:	/s/ Sanjit Biswas
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

Signature	Title	Date

/s/ Sanjit Biswas	Chief Executive Officer and Chairman	March 16, 2026
Sanjit Biswas	(Principal Executive Officer)

/s/ Dominic Phillips	Chief Financial Officer	March 16, 2026
Dominic Phillips	(Principal Financial Officer)

/s/ Benjamin Louis Kirchhoff	Chief Accounting Officer	March 16, 2026
Benjamin Louis Kirchhoff	(Principal Accounting Officer)

/s/ John Bicket	Chief Technology Officer and Director	March 16, 2026
John Bicket

/s/ Marc Andreessen	Director	March 16, 2026
Marc Andreessen

/s/ Todd Bluedorn	Director	March 16, 2026
Todd Bluedorn

/s/ Sue Bostrom	Director	March 16, 2026
Sue Bostrom

/s/ Jonathan Chadwick	Director	March 16, 2026
Jonathan Chadwick

/s/ Alyssa Henry	Director	March 16, 2026
Alyssa Henry

/s/ Ann Livermore	Director	March 16, 2026
Ann Livermore

/s/ Gary Steele	Director	March 16, 2026
Gary Steele

/s/ Susan L. Wagner	Director	March 16, 2026
Susan L. Wagner