Form 10-Q
period 2026-05-02
Samsara Inc.
filed 2026-06-09
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-41140
SAMSARA INC.
(Exact name of registrant as specified in its charter)

Nevada	47-3100039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of June 2, 2026, there were 372,784,485 shares of the registrant’s Class A common stock, 209,925,597 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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
•our expectations regarding the effects of geopolitical and macroeconomic events, including geopolitical tensions and conflicts, changes to monetary, fiscal, and trade (including tariff) policies, financial distress caused by bank failures, the impact of political elections in the United States and abroad, global supply chain challenges, foreign currency fluctuations, elevated inflation and interest rates, and the emergence of public health crises, on our and our customers’ and partners’ respective businesses;
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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, or levels of activity, growth, and performance reflected in the forward-looking statements will be achieved, or that the events and circumstances reflected in the forward-looking statements will occur. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including the updated risks and uncertainties described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 16, 2026. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events, and circumstances reflected in the forward-looking statements may not occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	May 2, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$218,986	$318,789
Short-term investments	585,333	515,003
Accounts receivable, net	284,979	321,442
Inventories	52,228	48,194
Connected device costs, current	147,898	142,904
Deferred commissions, current	88,771	85,463
Prepaid expenses and other current assets	100,103	75,323
Total current assets	1,478,298	1,507,118
Long-term investments	477,072	403,123
Property and equipment, net	84,418	81,607
Operating lease right-of-use assets	57,265	60,303
Connected device costs, non-current	310,497	297,245
Deferred commissions, non-current	184,675	176,415
Other assets	21,845	14,863
Total assets	$2,614,070	$2,540,674
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,335	$47,680
Accrued expenses and other current liabilities	112,224	102,073
Accrued compensation and benefits	59,577	75,403
Deferred revenue, current	703,943	679,316
Operating lease liabilities, current	12,053	12,566
Total current liabilities	912,132	917,038
Deferred revenue, non-current	123,834	129,726
Operating lease liabilities, non-current	56,967	60,202
Other liabilities	13,547	13,261
Total liabilities	1,106,480	1,120,227
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of May 2, 2026 and January 31, 2026; zero shares issued and outstanding as of May 2, 2026 and January 31, 2026	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of May 2, 2026 and January 31, 2026; 370,981,108 and 368,420,623 shares issued and outstanding as of May 2, 2026 and January 31, 2026, respectively	13	13
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of May 2, 2026 and January 31, 2026; 211,728,974 and 212,294,974 shares issued and outstanding as of May 2, 2026 and January 31, 2026, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of May 2, 2026 and January 31, 2026; zero shares issued and outstanding as of May 2, 2026 and January 31, 2026	—	—
Additional paid-in capital	3,080,839	3,035,176
Accumulated other comprehensive income	1,329	4,357
Accumulated deficit	(1,574,614)	(1,619,122)
Total stockholders’ equity	1,507,590	1,420,447
Total liabilities and stockholders’ equity	$2,614,070	$2,540,674
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Revenue	$478,844	$366,884
Cost of revenue	117,701	83,169
Gross profit	361,143	283,715
Operating expenses:
Research and development	97,567	83,242
Sales and marketing	203,603	165,400
General and administrative	52,778	68,328
Total operating expenses	353,948	316,970
Income (loss) from operations	7,195	(33,255)
Interest income and other income, net	41,732	12,723
Income (loss) before provision for income taxes	48,927	(20,532)
Provision for income taxes	4,419	1,589
Net income (loss)	$44,508	$(22,121)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	69	960
Unrealized gains (losses) on investments, net of tax	(3,097)	559
Total other comprehensive income (loss):	(3,028)	1,519
Comprehensive income (loss)	$41,480	$(20,602)
Basic and diluted net income (loss) per share:
Net income (loss) per share, basic and diluted	$0.08	$(0.04)
Weighted-average shares used in computing net income (loss) per share, basic	581,835,917	567,740,728
Weighted-average shares used in computing net income (loss) per share, diluted	587,674,441	567,740,728
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended May 2, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2026	580,715,597	$36	$3,035,176	$4,357	$(1,619,122)	$1,420,447
Issuance of common stock from equity compensation plans	3,042,276	—	11	—	—	11
Shares withheld for net share settlement of equity awards	(1,047,791)	—	(34,345)	—	—	(34,345)
Stock-based compensation expense	—	—	79,997	—	—	79,997
Other comprehensive loss	—	—	—	(3,028)	—	(3,028)
Net income	—	—	—	—	44,508	44,508
Balance at May 2, 2026	582,710,082	$36	$3,080,839	$1,329	$(1,574,614)	$1,507,590

	Three Months Ended May 3, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196
Issuance of common stock from equity compensation plans	3,616,711	—	22	—	—	22
Stock-based compensation expense	—	—	78,958	—	—	78,958
Other comprehensive income	—	—	—	1,519	—	1,519
Net loss	—	—	—	—	(22,121)	(22,121)
Balance at May 3, 2025	569,335,950	$35	$2,758,992	$673	$(1,632,126)	$1,127,574
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	May 2, 2026	May 3, 2025
Operating activities
Net income (loss)	$44,508	$(22,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	7,928	5,142
Stock-based compensation expense	77,471	77,079
Net accretion of discounts on investments	(2,923)	(2,582)
Other	610	(348)
Changes in operating assets and liabilities:
Accounts receivable, net	35,705	15,902
Inventories	(5,071)	1,114
Prepaid expenses and other current assets	(786)	1,040
Arbitration award receivable	(30,329)	—
Connected device costs	(18,225)	(5,960)
Deferred commissions	(11,557)	(6,435)
Other assets	(7,023)	(13)
Accounts payable and other liabilities	(25,422)	(31,236)
Deferred revenue	16,496	20,610
Operating lease liabilities	31	420
Net cash provided by operating activities	81,413	52,612
Investing activities
Purchases of property and equipment	(8,236)	(6,920)
Purchases of investments	(357,523)	(173,141)
Proceeds from maturities and redemptions of investments	216,571	161,972
Other investing activities	—	(200)
Net cash used in investing activities	(149,188)	(18,289)
Financing activities
Proceeds from issuance of common stock from equity compensation plans	11	22
Taxes paid for net share settlement of equity awards	(34,345)	—
Other financing activities	(97)	(378)
Net cash used in financing activities	(34,431)	(356)
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(392)	1,125
Net increase (decrease) in cash, cash equivalents, and restricted cash	(102,598)	35,092
Cash, cash equivalents, and restricted cash, beginning of period	324,843	245,794
Cash, cash equivalents, and restricted cash, end of period	$222,245	$280,886
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$1,334	$3
Supplemental disclosure of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$1,072	$636

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$218,986	$259,025
Restricted cash—included in Prepaid expenses and other current assets	3,259	21,861
Total cash, cash equivalents, and restricted cash	$222,245	$280,886
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    Description of Business
Samsara Inc. (“Samsara”) and its subsidiaries (collectively, the “Company”) are the pioneers of the Connected Operations Platform, which is an open platform that connects the people, devices, and systems of the world’s most complex operations, allowing them to develop actionable insights and improve their operations. Samsara was incorporated in Delaware in 2015 as Samsara Networks Inc. and changed its name to Samsara Inc. in February 2021. On June 1, 2026, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada. Samsara’s principal executive offices are located at 1 De Haro Street, San Francisco, California 94107.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Fiscal Year—The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”) and applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures normally required in annual consolidated financial statements prepared in accordance with GAAP. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which was filed with the SEC on March 16, 2026.
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments necessary for the fair statement, except as disclosed herein, of the Company’s financial position as of May 2, 2026 and the results of operations for the three months ended May 2, 2026 and May 3, 2025, and cash flows for the three months ended May 2, 2026 and May 3, 2025. The condensed consolidated balance sheet as of January 31, 2026 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three months ended May 2, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
The Company’s fiscal year is a 52- or 53-week period ending on the Saturday closest to February 1. Every sixth fiscal year is a 53-week year. Fiscal year 2030 is the Company’s next 53-week fiscal year, with the fourth quarter consisting of 14 weeks. Fiscal year 2027 consists of 52 weeks and fiscal year 2026 consisted of 52 weeks.
Principles of Consolidation—The condensed consolidated financial statements include the accounts of Samsara and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Certain prior period balance sheet amounts have been combined into other line items to conform to current period presentation. These reclassifications had no effect on total assets, total liabilities, or stockholders’ equity.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the three months ended May 2, 2026.
Recently Adopted Accounting Pronouncement—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient for calculating current expected credit losses for current accounts receivable and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The Company adopted the ASU 2025-05, effective February 1, 2026, on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Company’s consolidated financial statements.

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
3.    Investments
The following is a summary of available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	May 2, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$181,518	$—	$(1)	$181,517
Corporate notes and bonds	564,732	557	(1,235)	564,054
U.S. government, agency securities, and municipal securities	317,096	163	(425)	316,834
Total investments	$1,063,346	$720	$(1,661)	$1,062,405

	As of
	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$137,590	$—	$—	$137,590
Corporate notes and bonds	486,144	1,849	(148)	487,845
U.S. government and agency securities	292,236	507	(52)	292,691
Total investments	$915,970	$2,356	$(200)	$918,126

The Company included $6.9 million and $6.5 million of accrued interest receivable in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of May 2, 2026 and January 31, 2026, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of May 2, 2026 and January 31, 2026 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and considers it more likely than not that these securities will be held until recovery of their cost basis. The unrealized losses are attributable to changes in interest rates and market conditions and are not the result of credit deterioration of the underlying issuers. Accordingly, the Company did not recognize an allowance for credit losses on these securities as of May 2, 2026 and January 31, 2026.
As of May 2, 2026, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
May 2, 2026
Due within one year	$585,333
Due in one year to three years	477,072
Total	$1,062,405
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

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of May 2, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$72,912	$—	$—	$72,912
Commercial paper	—	35,030	—	35,030
U.S. government and agency securities	—	1,899	—	1,899
Total cash equivalents	$72,912	$36,929	$—	$109,841

Marketable debt securities
Commercial paper	$—	$181,517	$—	$181,517
Corporate notes and bonds	—	564,054	—	564,054
U.S. government, agency securities, and municipal securities	—	316,834	—	316,834
Total marketable debt securities	$—	$1,062,405	$—	$1,062,405

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$158,875	$—	$—	$158,875
Commercial paper	—	67,606	—	67,606
U.S. government and agency securities	—	15,291	—	15,291
Total cash equivalents	$158,875	$82,897	$—	$241,772

Marketable debt securities
Commercial paper	$—	$137,590	$—	$137,590
Corporate notes and bonds	—	487,845	—	487,845
U.S. government and agency securities	—	292,691	—	292,691
Total marketable debt securities	$—	$918,126	$—	$918,126
The Company determines the fair value of its security holdings based on pricing from service providers and market prices from industry-standard independent data providers. Such market prices may be quoted prices in active markets for identical assets (Level 1 inputs) or pricing determined using inputs other than quoted prices that are observable either directly or indirectly (Level 2 inputs), such as yield curves, volatility factors, credit spreads, default rates, loss severity, current market and contractual prices for the underlying instruments or debt, broker and dealer quotes, as well as other relevant economic measures.
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of May 2, 2026 and January 31, 2026 were $273.4 million and $261.9 million, respectively.
The following table provides the amounts capitalized and amortized for commission costs for the periods presented (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Capitalized commission costs	$34,463	$23,695
Amortization expense	$22,895	$17,250

Connected Devices—Total connected device costs, current and non-current, as of May 2, 2026 and January 31, 2026 were $458.4 million and $440.1 million, respectively. Amounts include deployed long-lived device assets that transfer ownership to the customer at the end of the contract, net of amortization, of $7.7 million and $8.1 million as of May 2, 2026 and January 31, 2026, respectively.
The following table provides the amounts capitalized and amortized for connected device costs for the periods presented (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Capitalized connected device costs	$57,716	$38,573
Amortization expense	$39,470	$32,582
6.    Balance Sheet Components
Inventories—Inventories comprises the following (in thousands):

	As of
	May 2, 2026	January 31, 2026
Raw materials	$7,589	$7,374
Finished goods	44,639	40,820
Total inventories	$52,228	$48,194
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	May 2, 2026	January 31, 2026
Gross property and equipment:
Computers and equipment	$24,633	$22,644
Leasehold improvements	48,982	48,960
Furniture and fixtures	17,719	17,706
Internal-use software costs	90,815	82,100
Total gross property and equipment	182,149	171,410
Accumulated depreciation and amortization	(97,731)	(89,803)
Property and equipment, net	$84,418	$81,607
Internal-use software costs included $2.5 million and $1.9 million of capitalized stock-based compensation expense for the three months ended May 2, 2026 and May 3, 2025, respectively.
Depreciation and amortization of property and equipment was as follows (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Depreciation and amortization expense (1)	$7,928	$5,142
__________
(1)Includes amortization of capitalized internal-use software costs of $4.9 million and $3.0 million for the three months ended May 2, 2026 and May 3, 2025, respectively.

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
Revenue comprises the following (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Subscription revenue	$470,976	$359,604
Other revenue	7,868	7,280
Total revenue	$478,844	$366,884
Accounts Receivable—An allowance for credit losses of $14.5 million and $14.1 million was recorded as of May 2, 2026 and January 31, 2026, respectively. During the three months ended May 2, 2026, the Company recorded a charge of $2.7 million to operations and wrote off $2.3 million against the allowance. During the three months ended May 3, 2025, the Company recorded a charge of $1.4 million to operations and recovered $0.2 million against the allowance.
Deferred Revenue—The following table provides the deferred revenue balances for the periods presented (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Deferred revenue, beginning of period	$809,042	$685,770
Deferred revenue, end of period	$827,777	$706,112
Revenue recognized during the three months ended May 2, 2026 and May 3, 2025 that was included in the deferred revenue balance at the beginning of the respective periods was $398.7 million and $338.8 million, respectively.
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of May 2, 2026, the RPO was $3,988.5 million, of which the Company expects to recognize revenue of approximately $1,730.5 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of total revenue for the three months ended May 2, 2026 and May 3, 2025.
No customer accounted for greater than 10% of total accounts receivable as of May 2, 2026 and January 31, 2026.
8.    Leases
The Company leases office space under operating lease agreements that are non-cancelable and have remaining lease terms ranging from one year to approximately five years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities.

Operating lease costs comprises the following (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Operating lease cost	$4,057	$4,741
Short-term lease cost	343	353
Sublease income	(217)	(358)
Total lease cost	$4,183	$4,736
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended
	May 2, 2026	May 3, 2025
Cash paid for operating leases	$4,731	$6,219
Right-of-use ("ROU") assets obtained under new or modified operating leases	$—	$6,768

	As of
	May 2, 2026	January 31, 2026
Weighted-average remaining lease term—operating leases (in years)	4.3	4.5
Weighted-average discount rate—operating leases	5.52%	5.48%
Future minimum lease payments included in the measurement of operating lease liabilities as of May 2, 2026 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2027	$11,568
2028	16,839
2029	16,406
2030	15,860
2031	14,408
2032 and thereafter	3,645
Total future minimum lease payments (1)	78,726
Less: imputed interest	(9,706)
Total operating lease liabilities	$69,020
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to facility leases for the corporate office facilities in San Francisco, California, as well as other offices for local operations.
9.    Commitments and Contingencies
Purchase Commitments—Purchase commitments primarily consist of contractual arrangements for cellular, cloud hosting, and other subscription services. There were no material contractual obligations that were entered into by the Company during the three months ended May 2, 2026 that were outside of the ordinary course of business.
Letters of Credit—As of May 2, 2026 and January 31, 2026, the Company had $15.8 million in letters of credit primarily issued to landlords for office spaces. These letters of credit renew annually and expire on various dates through 2031.
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

The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of May 2, 2026 were also not material.
On February 3, 2026, in the matter of an arbitration of Samsara Inc. v. Motive Technologies, Inc., an award was rendered in favor of Samsara. The claims at issue arise from a complaint filed on January 24, 2024 by the Company and are for, among other things, breach of contract, fraud, unfair competition, and false advertising. As a result of the decision in the arbitration, Samsara recognized a gain of $30.3 million in Interest income and other income, net for the three months ended May 2, 2026, and recorded the related receivable in Prepaid expenses and other current assets as of May 2, 2026. The Company is entitled to the recovery of reasonable attorneys’ fees, costs and other expenses incurred in connection with this arbitration.
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
10.    Equity
The Company had reserved shares of common stock for future issuance as of May 2, 2026 and January 31, 2026, as follows:

	As of
	May 2, 2026	January 31, 2026
2015 Equity Incentive Plan:
Options outstanding	5,396,988	5,406,188
2021 Equity Incentive Plan:
RSUs outstanding	21,744,310	17,331,045
Shares available for future grants	132,558,701	109,926,401
2021 Employee Stock Purchase Plan:
Shares available for future issuance	31,842,089	26,034,934
Total shares of common stock reserved for future issuance	191,542,088	158,698,568
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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of May 2, 2026 includes 29,035,779 shares added on the first day of fiscal year 2027 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.

Options—The stock options activity under the 2015 Plan during the three months ended May 2, 2026 was as follows (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance as of January 31, 2026	5,406,188	$5.62	4.0	$121,266
Granted	—	$—
Exercised	(9,200)	$1.16
Forfeited, canceled, or expired	—	$—
Balance as of May 2, 2026	5,396,988	$5.63	3.7	$134,187
Exercisable as of May 2, 2026	5,396,988	$5.63	3.7	$134,187
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $0.3 million and $1.1 million during the three months ended May 2, 2026 and May 3, 2025, respectively.
As of May 2, 2026, the Company had no remaining unrecognized stock-based compensation expense related to outstanding stock options.
RSUs—A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the three months ended May 2, 2026 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 31, 2026	17,331,045	$31.53
Granted	9,078,938	$31.96
Vested	(3,033,076)	$24.62
Forfeited	(1,632,597)	$32.33
Balance as of May 2, 2026	21,744,310	$32.61
As of May 2, 2026, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $672.5 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.6 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of May 2, 2026 includes 5,807,155 shares added on the first day of fiscal year 2027 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.
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
For the three months ended May 2, 2026 and May 3, 2025, there were no shares of Class A common stock purchased under the 2021 ESPP.

As of May 2, 2026, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $5.4 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.6 years.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
RSUs	74,258	74,062
Employee stock purchase plan	3,213	3,017
Total stock-based compensation expense	$77,471	$77,079
Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Cost of revenue	$3,563	$3,247
Research and development	30,010	27,020
Sales and marketing	23,172	23,548
General and administrative	20,726	23,264
Total stock-based compensation expense	$77,471	$77,079
11.    Income Taxes
The Company had an effective tax rate of 9.0% and (7.7%) for the three months ended May 2, 2026 and May 3, 2025, respectively. The Company’s provision for income taxes was $4.4 million and $1.6 million for the three months ended May 2, 2026 and May 3, 2025, respectively. The Company has incurred U.S. pretax losses in prior periods with most of the tax expense resulting from profit in the foreign entities. For the three months ended May 2, 2026, the U.S. incurred pretax income with most of the tax expense resulting from profit in the foreign entities.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pre-tax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of May 2, 2026 and January 31, 2026, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of May 2, 2026, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the three months ended May 2, 2026, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended
	May 2, 2026	May 3, 2025
Numerator:
Net income (loss)	$44,508	$(22,121)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	581,835,917	567,740,728
Weighted-average effect of potentially dilutive securities:
Outstanding stock options	4,371,387	—
RSUs	1,466,522	—
Employee stock purchase plan obligations	615	—
Weighted-average shares used in computing net income (loss) per share, diluted	587,674,441	567,740,728
Net income (loss) per share, basic and diluted	$0.08	$(0.04)
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended
	May 2, 2026	May 3, 2025
Outstanding stock options	—	5,602,651
RSUs	21,385,858	24,746,777
Employee stock purchase plan obligations	1,015,333	860,872
Total antidilutive securities	22,401,191	31,210,300
13.    Segment Information
The Company has a single operating and reportable segment. The chief operating decision maker (“CODM”) is its Chief Executive Officer, who reviews financial information presented on a consolidated basis.
The CODM makes operating decisions, assesses financial performance, and allocates resources based on consolidated operating income (loss) and consolidated net income (loss) as reported on the condensed consolidated statements of operations and comprehensive income (loss). These financial metrics are used by the CODM to monitor budget versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

The table below presents selected financial information for the single operating segment (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Revenue	$478,844	$366,884
Cost of revenue (1) (2)	35,062	24,443
Research and development (1)	67,557	56,222
Sales and marketing (1) (3)	156,245	123,447
General and administrative (1)	32,052	45,064
Stock-based compensation expense	77,471	77,079
Connected device costs	40,876	33,380
Cloud and cellular costs	38,200	22,099
Sales commissions	24,186	18,405
Segment operating income (loss)	$7,195	$(33,255)

Interest income and other income, net (4)	41,732	12,723
Provision for income taxes	4,419	1,589
Segment net income (loss)	$44,508	$(22,121)
__________
(1)These segment expenses exclude stock-based compensation expense, which is presented separately.
(2)Cost of revenue also excludes connected device costs and cloud and cellular costs, which are presented separately.
(3)Sales and marketing also excludes sales commissions, which is presented separately.
(4)Includes a legal gain from arbitration award of $30.3 million for the three months ended May 2, 2026, and interest income of $11.9 million and $11.2 million for the three months ended May 2, 2026 and May 3, 2025, respectively.
Refer to the condensed consolidated financial statements for other financial information regarding the Company’s operating segment, including depreciation and amortization expense.
Revenue by Geographic Area
The following table presents revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
United States	$406,530	$316,992
Other (1)	72,314	49,892
Total revenue	$478,844	$366,884
__________
(1)No individual country other than the United States exceeded 10% of total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease ROU assets (in thousands):

	As of
	May 2, 2026	January 31, 2026
United States	$131,836	$131,516
Other (1)	9,847	10,394
Total long-lived assets, net	$141,683	$141,910
__________
(1)No individual country other than the United States exceeded 10% of total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2026 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026, and (2) our unaudited condensed consolidated financial statements and related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included under Part I, Item 1A. of our Annual Report on Form 10-K filed with the SEC on March 16, 2026 for a discussion of forward-looking statements and important factors that could impact our business and cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or implied by past results and trends. These statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal years 2027 and 2026 each consist of 52 weeks.
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
Our Connected Operations Platform consolidates data from our IoT devices and a growing ecosystem of connected assets and third-party systems, and makes it easy for organizations to access, analyze, and act on data insights using our cloud dashboard, custom alerts and reports, mobile apps, and workflows. Powered by our massive and growing data asset and expansive artificial intelligence (“AI”) technology, our differentiated, purpose-built suite of Applications and Agents enables organizations to embrace and deploy a digital, cloud-connected strategy across their operations. With Samsara, customers have the ability to drive safer operations, increase business efficiency, and achieve their sustainability goals, all to improve the lives of their employees and the customers they serve.
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended May 2, 2026 and May 3, 2025, our revenue was $478.8 million and $366.9 million, respectively. Our net income was $44.5 million for the three months ended May 2, 2026 and our net loss was $22.1 million for the three months ended May 3, 2025. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to expand our customers’ use of our Connected Operations Platform.
Key Business Metrics
The following table presents a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	May 2, 2026	May 3, 2025
Annual recurring revenue (“ARR”)	$1,990,621	$1,535,432
Customers > $100,000 ARR	3,363	2,638
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
Investments in Innovation and Future Growth
Our performance is driven by continuous innovation on our Connected Operations Platform and our ability to scale our operations to grow our business. We continuously invest in adding new data types to our Connected Operations Platform and innovate with this growing data asset to introduce new Applications and Agents over time. Our performance is also impacted by our ability to scale our operations across our business to support our growth. We remain committed to investing in our sales and marketing capacity, investing in world-class talent and productivity tools, and driving revenue growth globally.
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
Refer to the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” in Part I, Item 1A and elsewhere in our Annual Report on Form 10-K filed on March 16, 2026, for further discussion of the impacts of macroeconomic trends on our business.

Components of Results of Operations
Revenue
We provide access to our Connected Operations Platform primarily through subscription arrangements, whereby the customer is charged a per-subscription fee for access for a specified term. Subscription agreements contain multiple service elements for one or more of our cloud-based Applications via mobile app(s) or a website that enable data collection and provide access to the cellular network, generally one or more wireless gateways, cameras, sensors and other devices (which we also refer to as connected devices or IoT devices), that are delivered over the term of the arrangement, and warranty coverage. Our subscription contracts typically have an initial term of three to five years and are generally non-cancelable and non-refundable, subject to limited exceptions under our standard terms of service and other exceptions for public sector customers, who are often subject to annual budget appropriations cycles. Our Connected Operations Platform and IoT devices are highly interdependent and interrelated, and represent a combined performance obligation within the context of the contract.
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
As our customers expand and increase the use of our Connected Operations Platform driven by additional IoT devices and Applications, our cost of revenue may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. We intend to continue to invest additional resources in our Connected Operations Platform, including in our IoT device hardware, cloud infrastructure, and cellular connectivity, as well as in customer support and operations as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
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
Interest Income and Other Income, Net
Interest income and other income, net, consists primarily of income earned on our money market funds and marketable debt securities, including amortization of premiums and accretion of discounts, and net unrealized gains (losses) on our strategic investments. It also includes one-time gains and losses not associated with our core operations and the effect of changes in foreign currency exchange rates. As we have expanded our global operations, our exposure to fluctuations in foreign currencies has increased, and we expect this to continue.
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is more likely than not that the deferred tax assets will not be realized.
Results of Operations
Comparison of the Three Months Ended May 2, 2026 and May 3, 2025
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 2, 2026	May 3, 2025	Amount	%
Revenue	$478,844	$366,884	$111,960	31%
Revenue increased by $112.0 million, or 31%, for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, primarily due to an increase in new customers and increased purchases by existing customers.
Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 2, 2026	May 3, 2025	Amount	%
Cost of revenue	$117,701	$83,169	$34,532	42%
Gross profit	$361,143	$283,715
Gross margin	75%	77%
Cost of revenue increased by $34.5 million, or 42%, for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, primarily due to $16.1 million of increased cloud and cellular costs, $10.8 million of increased connected device costs, and $3.0 million of increased employee-related costs. The increases in cloud and cellular costs and connected device costs were primarily due to increased sales volume and additional product features and functionality year-over-year. The increase in employee-related costs was primarily due to increased headcount.

Our gross margin decreased to 75% for the three months ended May 2, 2026 compared to 77% for the three months ended May 3, 2025, mainly due to increased cloud and cellular costs.

Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 2, 2026	May 3, 2025	Amount	%
Research and development	$97,567	$83,242	$14,325	17%
Percentage of revenue	20%	23%
Research and development expense increased by $14.3 million, or 17%, for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, primarily due to a $5.9 million increase in costs associated with software subscriptions, a $4.6 million increase in cloud and cellular costs driven by investments in AI tooling and related development infrastructure, and a $3.9 million increase in employee-related costs.
Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 2, 2026	May 3, 2025	Amount	%
Sales and marketing	$203,603	$165,400	$38,203	23%
Percentage of revenue	42%	45%
Sales and marketing expense increased by $38.2 million, or 23%, for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, primarily due to a $23.5 million increase in employee-related costs, which included a $18.1 million increase in salaries, benefits, and related employer taxes primarily due to increased headcount and a $5.8 million increase in sales commissions. The increase in sales and marketing expense was also due to a $9.7 million increase in expenditures incurred to generate demand through various marketing channels and promotional events.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 2, 2026	May 3, 2025	Amount	%
General and administrative	$52,778	$68,328	$(15,550)	(23%)
Percentage of revenue	11%	18%
General and administrative expense decreased by $15.6 million, or 23%, for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, primarily due to a $14.4 million decrease in non-recurring consulting and professional services fees and a $2.5 million decrease in stock-based compensation expense.
Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 2, 2026	May 3, 2025	Amount	%
Interest income and other income, net	$41,732	$12,723	$29,009	228%
Interest income and other income, net, increased by $29.0 million, or 228%, for the three months ended May 2, 2026 compared to the three months ended May 3, 2025. This increase was primarily a result of a $30.3 million arbitration award issued in Samsara’s favor in the Motive breach of contract, fraud, unfair competition, and false advertising matter, partially offset by a $2.1 million increase in foreign currency losses.

Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change
	May 2, 2026	May 3, 2025	Amount	%
Provision for income taxes	$4,419	$1,589	$2,830	178%
Effective tax rate	9.0%	(7.7%)
The provision for income taxes increased by $2.8 million, or 178%, for the three months ended May 2, 2026 compared to the three months ended May 3, 2025, primarily due to growth in our operations in foreign jurisdictions.
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

	Three Months Ended
	May 2, 2026	May 3, 2025
Non-GAAP gross profit	$366,309	$288,076
Non-GAAP gross margin	76%	79%
Non-GAAP operating income	$91,012	$51,071
Non-GAAP operating margin	19%	14%
Non-GAAP net income	$97,996	$62,205
Free cash flow	$73,177	$45,692
Free cash flow margin	15%	12%
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
Lease modification, impairment, and related charges, and legal settlements and awards are excluded because management believes that such charges are not reflective of our ongoing operational performance.

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

	Three Months Ended
	May 2, 2026	May 3, 2025
Gross profit	$361,143	$283,715
Add:
Stock-based compensation expense-related charges (1)	5,166	4,361
Non-GAAP gross profit	$366,309	$288,076
GAAP gross margin	75%	77%
Non-GAAP gross margin	76%	79%
__________
(1)Stock-based compensation expense-related charges included approximately $0.3 million and $0.4 million of employer taxes on employee equity transactions for the three months ended May 2, 2026 and May 3, 2025, respectively.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as income (loss) from operations excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements. Non-GAAP operating margin is defined as non-GAAP operating income as a percentage of total revenue. We use non-GAAP operating income and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP operating income to our GAAP income (loss) from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 2, 2026	May 3, 2025
Income (loss) from operations	$7,195	$(33,255)
Add:
Stock-based compensation expense-related charges (1)	83,817	84,326
Non-GAAP operating income	$91,012	$51,071
GAAP operating margin	2%	(9%)
Non-GAAP operating margin	19%	14%
__________
(1)Stock-based compensation expense-related charges included approximately $5.0 million and $6.5 million of employer taxes on employee equity transactions for the three months ended May 2, 2026 and May 3, 2025, respectively.

Non-GAAP Net Income
We define non-GAAP net income as net income (loss) excluding the effect of stock-based compensation expense-related charges, lease modification, impairment, and related charges, and legal settlements and awards. We use non-GAAP net income in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income to our GAAP net income (loss) for the periods presented (in thousands, except percentages):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net income (loss)	$44,508	$(22,121)
Add:
Stock-based compensation expense-related charges	83,817	84,326
Legal gain from arbitration award (1)	(30,329)	—
Non-GAAP net income (2)	$97,996	$62,205
__________
(1)Samsara recognized a gain of $30.3 million for the three months ended May 2, 2026. Refer to Note 9, “Commitments and Contingencies.”
(2)There were no material income tax effects on our non-GAAP adjustments for all periods presented.
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

	Three Months Ended
	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$81,413	$52,612
Purchases of property and equipment	(8,236)	(6,920)
Free cash flow	$73,177	$45,692
Net cash provided by operating activities margin	17%	14%
Free cash flow margin	15%	12%
Net cash used in investing activities	$(149,188)	$(18,289)
Net cash used in financing activities	$(34,431)	$(356)
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,574.6 million as of May 2, 2026. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.

As of May 2, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $1,281.4 million. Cash and cash equivalents consisted of cash as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government, and agency securities, and municipal securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include employee-related expenditures, third-party cloud and cellular costs, sales and marketing expenses, overhead expenses, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Platform.
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
Cash Flows
The following table presents a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended
	May 2, 2026	May 3, 2025
Net cash provided by operating activities	$81,413	$52,612
Net cash used in investing activities	$(149,188)	$(18,289)
Net cash used in financing activities	$(34,431)	$(356)
Operating Activities
Our largest source of operating cash is payments received from our customers. Our primary uses of cash from operating activities are for employee-related expenditures, third-party cloud and cellular costs, sales and marketing expenses, general and administrative costs, and purchases of inventory and connected device costs. We have supplemented working capital through net proceeds from the sale of equity securities.
Cash provided by operating activities mainly consists of our net income (loss) adjusted for certain non-cash items, including stock-based compensation, depreciation and amortization of property and equipment, and net accretion of discounts on marketable debt securities, and changes in operating assets and liabilities during each period.
Cash provided by operating activities was $81.4 million for the three months ended May 2, 2026. This consisted of a net income of $44.5 million, adjusted for non-cash charges of $83.1 million, partially offset by net uses of cash from changes in our operating assets and liabilities of $46.2 million. The non-cash charges were primarily composed of stock-based compensation expense of $77.5 million and depreciation and amortization of $7.9 million. Changes in our operating assets and liabilities during the three months ended May 2, 2026 reflect the recognition of an arbitration award receivable, higher vendor payments, higher connected device costs and deferred commissions due to the growth of our business, and increases in inventory levels to meet anticipated demand requirements, partially offset by higher cash collections from customers and increases in deferred revenue due to the growth of our business during the three months ended May 2, 2026.
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
Investing Activities
Cash used in investing activities was $149.2 million for the three months ended May 2, 2026, which primarily consisted of $357.5 million of purchases of investments and $6.2 million of capitalized internal-use software costs, partially offset by $216.6 million of proceeds from maturities and redemptions of investments.

Cash used in investing activities was $18.3 million for the three months ended May 3, 2025, which primarily consisted of $173.1 million of purchases of investments and $5.1 million of capitalized internal-use software costs, partially offset by $162.0 million of proceeds from maturities and redemptions of investments.
Financing Activities
Cash used in financing activities was $34.4 million for the three months ended May 2, 2026, which primarily consisted of $34.3 million of tax payments to net share settle equity awards.
Cash used in financing activities was $0.4 million for the three months ended May 3, 2025, which primarily consisted of $0.4 million in payments of principal on finance leases.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of May 2, 2026. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting estimates during the three months ended May 2, 2026.
Recent Accounting Pronouncements
For information on recently issued accounting pronouncements, refer to Note 2, “Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in connection with our business, which primarily relate to fluctuations in interest rates and foreign exchange and inflation risks.
Interest Rate Risk
As of May 2, 2026, we had $1,281.4 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government, agency securities, and municipal securities, corporate notes and bonds, and commercial paper. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $8.9 million or an increase of $8.9 million in the market value of our cash equivalents and short-term and long-term investments as of May 2, 2026.
As of January 31, 2026, we had $1,236.9 million of cash, cash equivalents, and short-term and long-term investments, and a hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $7.3 million or an increase of $7.2 million in the market value.

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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended May 2, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. The following factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements. You should carefully consider the following updated risks and uncertainties, together with all the other information contained in this Quarterly Report on Form 10-Q, as well as the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, which remain applicable to our business.
On June 1, 2026, the Company completed its conversion from a corporation organized under the laws of the State of Delaware to a corporation organized under the laws of the State of Nevada. The following risk factors have been updated to reflect certain differences in stockholder rights under Delaware and Nevada Law.
Provisions in our articles of incorporation and bylaws and under Nevada law may prevent or frustrate attempts by our stockholders to change our management or hinder efforts to acquire a controlling interest in us, and the market price of our Class A common stock may be lower as a result.
There are provisions in our articles of incorporation and bylaws, and provisions of Nevada law, that may make it difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control was considered favorable by certain of our stockholders. Such provisions include:
•our articles of incorporation provide for a multi-class common stock structure, which provides our pre-IPO stockholders, including certain of our executive officers, employees, directors, and their affiliates, with significant influence over matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•our articles of incorporation require approval of the holders of at least two-thirds of the outstanding shares of our Class B common stock voting as a separate class for certain corporate actions including (i) any direct or indirect amendment to the articles of incorporation that is inconsistent with or alters the voting, conversion or other rights, powers, preferences, privileges, or restrictions of the Class B common stock, (ii) reclassification of Class A common stock or Class C common stock into shares having rights as to dividends or liquidation that are senior to that of the Class B common stock, (iii) an increase to the voting power of the Class A common stock or Class C common stock, (iv) authorization or issuance of shares of any class or series of capital stock (other than Class B common stock) having more than one vote per share, and (v) issuance of additional shares of Class B common stock, with certain exceptions;
•Nevada law provides that any director or the entire Board of Directors may be removed by the affirmative vote of the holders of at least two-thirds of the voting power of the issued and outstanding stock entitled to vote, and our articles of incorporation tie the removal threshold to the minimum percentage permitted by Nevada law from time to time (but in no event less than a simple majority of the voting power), which may deter or delay attempts by stockholders to replace our Board of Directors;
•our articles of incorporation and bylaws authorize only our Board of Directors to fill vacant directorships, including newly created seats, and the number of directors constituting our board of directors will be permitted to be set only by a resolution adopted by a majority vote of our entire Board of Directors;
•until the first date on which the outstanding shares of our Class B common stock represent less than a majority of the total voting power of the then outstanding shares entitled to vote generally in the election of directors, our stockholders will be able to take action without a meeting only if such action is first recommended or approved by our Board of Directors;

•a special meeting of our stockholders may only be called by the chairperson of our board of directors, our Chief Executive Officer, or a majority of our entire Board of Directors;
•our articles of incorporation do not provide for cumulative voting;
•unless we consent in writing to the selection of an alternative forum, certain litigation against us or our directors, stockholders, officers or other employees can only be brought in the Eighth Judicial District Court of the State of Nevada in Clark County, Nevada;
•our articles of incorporation authorize undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
Although we have opted out of Nevada’s business-combination and control-share acquisition statutes, other provisions of Nevada law and our articles of incorporation and bylaws may still have anti-takeover effects, including provisions permitting directors and officers to consider constituencies other than stockholders in evaluating corporate actions, including potential change-in-control transactions. Any provision in our articles of incorporation or our bylaws or Nevada law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Class A common stock and could also affect the price that some investors are willing to pay for our Class A common stock.
Our bylaws designate courts located within the State of Nevada as the exclusive forum for substantially all internal corporate disputes between us and our stockholders, and federal district courts as the exclusive forum for federal securities law claims, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, controlling stockholders, or employees.
Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for any action, suit or proceeding, whether civil, administrative or investigative (i) brought derivatively or on our behalf, (ii) asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or controlling stockholders, (iii) that constitutes an internal action (as defined in Nevada Revised Statutes (“NRS”) 78.046) including any action arising pursuant to any provision of Title 7 of the NRS, our articles of incorporation, or our bylaws, any agreement entered into pursuant to NRS 78.365 or as to which the NRS confers jurisdiction on the district court of the State of Nevada, (iv) to interpret, apply, enforce or determine the validity of our articles of incorporation or our bylaws, or (v) asserting a claim that is governed by the internal affairs doctrine shall be the Eighth Judicial District Court of the State of Nevada in Clark County, Nevada (or, if that court does not have jurisdiction, another state district court in Nevada or, if no state district court of the State of Nevada has jurisdiction, a federal district court located within the State of Nevada), in all cases, subject to the court having jurisdiction over the claims at issue and the indispensable parties.
Our bylaws further provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws of the United States, including the applicable rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest (of any nature whatsoever) in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Nevada law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or any of our directors, officers, stockholders, or other employees, which may discourage lawsuits with respect to such claims against us and our current and former directors, officers, stockholders, or other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions. Further, in the event a court finds either exclusive forum provision contained in our bylaws to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our results of operations.
We do not intend to pay dividends for the foreseeable future.
We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Moreover, any debt we may incur in the future may restrict our ability to pay dividends. In addition, while we have limited the scope of applicability of such requirements under our articles of incorporation, certain other provisions of Nevada law may impose requirements that may restrict our ability to pay dividends or other distributions to holders of our common stock. As a result, stockholders must rely on sales of their Class A common stock after price appreciation as the only way to realize any future gains on their investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
Adam Eltoukhy, our Executive Vice President, Chief Administrative Officer and Corporate Secretary, entered into a trading plan that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The plan provides for the sale of up to 132,824 shares of our Class A common stock (less any shares that may be withheld by us or separately sold by a broker to generate funds to cover the withholding taxes associated with the vesting of his Samsara equity awards). In addition, up to 100% of the net shares of Class A common stock received by Mr. Eltoukhy after taxes in connection with the vesting of any newly granted Samsara equity awards may be sold under the plan. The plan was adopted on March 27, 2026 and will terminate on June 30, 2027, subject to early termination for certain specified events set forth in the plan.
During the quarterly period ended May 2, 2026, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of the registrant, effective June 1, 2026.	8-K	001-41140	3.1	6/1/2026

3.2	Bylaws of the registrant, effective June 1, 2026.	8-K	001-41140	3.2	6/1/2026

4.1*	Form of Class A common stock certificate of the registrant

4.3*	Description of Capital Stock of Samsara Inc.

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	001-41140	10.1	6/1/2026

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

SAMSARA INC.

Date: June 9, 2026	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: June 9, 2026	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)