Form 10-Q
period 2026-08-01
Samsara Inc.
filed 2026-09-08
CIK 1642896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of September 1, 2026, there were 380,273,036 shares of the registrant’s Class A common stock, 205,332,173 shares of the registrant’s Class B common stock, and no shares of the registrant’s Class C common stock, each with a $0.0001 par value per share, outstanding.

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

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the outcome, future results, or levels of activity, growth, and performance reflected in the forward-looking statements will be achieved, or that the events and circumstances reflected in the forward-looking statements will occur. The outcome of the events described in the forward-looking statements is subject to risks, uncertainties, and other factors, including the updated risks and uncertainties described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as those described in the section titled “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2026, as supplemented by our subsequent quarterly reports on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Additionally, changes and volatility in political, economic, or industry conditions, the interest rate environment, or financial and capital markets could result in changes in demand for products or services. The results, events, and circumstances reflected in the forward-looking statements may not occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q in conjunction with other documents that we file with the SEC and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

SAMSARA INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	As of
	August 1, 2026	January 31, 2026
Assets
Current assets:
Cash and cash equivalents	$291,392	$318,789
Short-term investments	537,536	515,003
Accounts receivable, net	337,792	321,442
Inventories	57,032	48,194
Connected device costs, current	155,670	142,904
Deferred commissions, current	95,030	85,463
Prepaid expenses and other current assets	98,315	75,323
Total current assets	1,572,767	1,507,118
Long-term investments	496,782	403,123
Property and equipment, net	88,030	81,607
Operating lease right-of-use assets	58,317	60,303
Connected device costs, non-current	333,878	297,245
Deferred commissions, non-current	199,224	176,415
Other assets	20,130	14,863
Total assets	$2,769,128	$2,540,674
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,239	$47,680
Accrued expenses and other current liabilities	123,171	102,073
Accrued compensation and benefits	62,236	75,403
Deferred revenue, current	728,904	679,316
Operating lease liabilities, current	12,535	12,566
Total current liabilities	968,085	917,038
Deferred revenue, non-current	123,868	129,726
Operating lease liabilities, non-current	56,957	60,202
Other liabilities	18,244	13,261
Total liabilities	1,167,154	1,120,227
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value—400,000,000 shares authorized as of August 1, 2026 and January 31, 2026; zero shares issued and outstanding as of August 1, 2026 and January 31, 2026	—	—
Class A common stock, $0.0001 par value—4,000,000,000 shares authorized as of August 1, 2026 and January 31, 2026; 379,958,553 and 368,420,623 shares issued and outstanding as of August 1, 2026 and January 31, 2026, respectively	13	13
Class B common stock, $0.0001 par value—600,000,000 shares authorized as of August 1, 2026 and January 31, 2026; 205,332,173 and 212,294,974 shares issued and outstanding as of August 1, 2026 and January 31, 2026, respectively	23	23
Class C common stock, $0.0001 par value—1,200,000,000 shares authorized as of August 1, 2026 and January 31, 2026; zero shares issued and outstanding as of August 1, 2026 and January 31, 2026	—	—
Additional paid-in capital	3,161,197	3,035,176
Accumulated other comprehensive income (loss)	(887)	4,357
Accumulated deficit	(1,558,372)	(1,619,122)
Total stockholders’ equity	1,601,974	1,420,447
Total liabilities and stockholders’ equity	$2,769,128	$2,540,674
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$508,437	$391,480	$987,281	$758,364
Cost of revenue	115,856	90,501	233,557	173,670
Gross profit	392,581	300,979	753,724	584,694
Operating expenses:
Research and development	102,556	85,612	200,123	168,854
Sales and marketing	217,774	174,083	421,377	339,483
General and administrative	67,376	67,903	120,154	136,231
Total operating expenses	387,706	327,598	741,654	644,568
Income (loss) from operations	4,875	(26,619)	12,070	(59,874)
Interest income and other income, net	12,654	11,426	54,386	24,149
Income (loss) before provision for income taxes	17,529	(15,193)	66,456	(35,725)
Provision for income taxes	1,287	1,607	5,706	3,196
Net income (loss)	$16,242	$(16,800)	$60,750	$(38,921)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	284	733	353	1,693
Unrealized gains (losses) on investments, net of tax	(2,500)	818	(5,597)	1,377
Total other comprehensive income (loss):	(2,216)	1,551	(5,244)	3,070
Comprehensive income (loss)	$14,026	$(15,249)	$55,506	$(35,851)
Basic and diluted net income (loss) per share:
Net income (loss) per share, basic and diluted	$0.03	$(0.03)	$0.10	$(0.07)
Weighted-average shares used in computing net income (loss) per share, basic	584,135,703	571,738,084	582,985,810	569,739,406
Weighted-average shares used in computing net income (loss) per share, diluted	590,464,665	571,738,084	589,069,554	569,739,406
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)
(Unaudited)

	Three Months Ended August 1, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 2, 2026	582,710,082	$36	$3,080,839	$1,329	$(1,574,614)	$1,507,590
Issuance of common stock from equity compensation plans	3,651,777	—	17,117	—	—	17,117
Shares withheld for net share settlement of equity awards	(1,071,133)	—	(36,027)	—	—	(36,027)
Stock-based compensation expense	—	—	99,268	—	—	99,268
Other comprehensive loss	—	—	—	(2,216)	—	(2,216)
Net income	—	—	—	—	16,242	16,242
Balance at August 1, 2026	585,290,726	$36	$3,161,197	$(887)	$(1,558,372)	$1,601,974

	Three Months Ended August 2, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at May 3, 2025	569,335,950	$35	$2,758,992	$673	$(1,632,126)	$1,127,574
Issuance of common stock from equity compensation plans	4,298,687	—	18,715	—	—	18,715
Stock-based compensation expense	—	—	83,733	—	—	83,733
Other comprehensive income	—	—	—	1,551	—	1,551
Net loss	—	—	—	—	(16,800)	(16,800)
Balance at August 2, 2025	573,634,637	$35	$2,861,440	$2,224	$(1,648,926)	$1,214,773

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY—CONTINUED
(In thousands, except share data)
(Unaudited)

	Six Months Ended August 1, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2026	580,715,597	$36	$3,035,176	$4,357	$(1,619,122)	$1,420,447
Issuance of common stock from equity compensation plans	6,694,053	—	17,128	—	—	17,128
Shares withheld for net share settlement of equity awards	(2,118,924)	—	(70,372)	—	—	(70,372)
Stock-based compensation expense	—	—	179,265	—	—	179,265
Other comprehensive loss	—	—	—	(5,244)	—	(5,244)
Net income	—	—	—	—	60,750	60,750
Balance at August 1, 2026	585,290,726	$36	$3,161,197	$(887)	$(1,558,372)	$1,601,974

	Six Months Ended August 2, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at February 1, 2025	565,719,239	$35	$2,680,012	$(846)	$(1,610,005)	$1,069,196
Issuance of common stock from equity compensation plans	7,915,398	—	18,737	—	—	18,737
Stock-based compensation expense	—	—	162,691	—	—	162,691
Other comprehensive income	—	—	—	3,070	—	3,070
Net loss	—	—	—	—	(38,921)	(38,921)
Balance at August 2, 2025	573,634,637	$35	$2,861,440	$2,224	$(1,648,926)	$1,214,773
See accompanying notes to condensed consolidated financial statements.

SAMSARA INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	August 1, 2026	August 2, 2025
Operating activities
Net income (loss)	$60,750	$(38,921)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	16,339	10,541
Stock-based compensation expense	173,856	158,214
Net accretion of discounts on investments	(5,790)	(4,988)
Other	3,894	(1,043)
Changes in operating assets and liabilities:
Accounts receivable, net	(17,417)	(14,100)
Inventories	(10,026)	(13,943)
Prepaid expenses and other current assets	936	(5,653)
Arbitration award receivable	(30,329)	—
Connected device costs	(49,222)	(10,643)
Deferred commissions	(32,305)	(16,255)
Other assets	(2,954)	181
Accounts payable and other liabilities	8,852	(15,232)
Deferred revenue	38,289	53,900
Operating lease liabilities	64	715
Net cash provided by operating activities	154,937	102,773
Investing activities
Purchases of property and equipment	(17,019)	(12,889)
Purchases of investments	(578,487)	(421,946)
Proceeds from maturities and redemptions of investments	465,888	348,590
Other investing activities	100	(200)
Net cash used in investing activities	(129,518)	(86,445)
Financing activities
Proceeds from issuance of common stock from equity compensation plans	17,128	18,737
Taxes paid for net share settlement of equity awards	(70,372)	—
Other financing activities	(171)	(694)
Net cash provided by (used in) financing activities	(53,415)	18,043
Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(2,308)	1,344
Net increase (decrease) in cash, cash equivalents, and restricted cash	(30,304)	35,715
Cash, cash equivalents, and restricted cash, beginning of period	324,843	245,794
Cash, cash equivalents, and restricted cash, end of period	$294,539	$281,509
Supplemental disclosure of cash flow information
Cash paid for income taxes, net of refunds	$3,180	$1,320
Supplemental disclosure of non-cash investing and financing activities
Property and equipment accrued but not yet paid	$1,709	$210

Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$291,392	$258,472
Restricted cash—included in Prepaid expenses and other current assets	3,147	23,037
Total cash, cash equivalents, and restricted cash	$294,539	$281,509
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
In management’s opinion, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include normal recurring adjustments necessary for the fair statement, except as disclosed herein, of the Company’s financial position as of August 1, 2026 and the results of operations for the three and six months ended August 1, 2026 and August 2, 2025, and cash flows for the six months ended August 1, 2026 and August 2, 2025. The condensed consolidated balance sheet as of January 31, 2026 was derived from the audited consolidated financial statements but does not include all disclosures required by GAAP. The results of operations for the three and six months ended August 1, 2026 are not necessarily indicative of the results to be expected for the full year or any other future interim or annual period.
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
Significant Accounting Policies—There were no material changes to the Company’s significant accounting policies during the six months ended August 1, 2026.
Recently Adopted Accounting Pronouncement—In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient for calculating current expected credit losses for current accounts receivable and current contract assets by assuming that the current conditions as of the balance sheet date will not change for the remaining life of the asset. The Company adopted ASU 2025-05, effective February 1, 2026, on a prospective basis and elected the practical expedient. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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
3.    Investments
The following is a summary of available-for-sale marketable debt securities recorded within short-term and long-term investments on the condensed consolidated balance sheets (in thousands):

	As of
	August 1, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$137,127	$—	$—	$137,127
Corporate notes and bonds	599,873	119	(2,480)	597,512
U.S. government, agency, and municipal securities	300,759	22	(1,102)	299,679
Total investments	$1,037,759	$141	$(3,582)	$1,034,318

	As of
	January 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Investments
Commercial paper	$137,590	$—	$—	$137,590
Corporate notes and bonds	486,144	1,849	(148)	487,845
U.S. government and agency securities	292,236	507	(52)	292,691
Total investments	$915,970	$2,356	$(200)	$918,126

The Company included $8.1 million and $6.5 million of accrued interest receivable in “Prepaid expenses and other current assets” on the condensed consolidated balance sheets as of August 1, 2026 and January 31, 2026, respectively. The Company did not recognize an allowance for credit losses against accrued interest receivable as of August 1, 2026 and January 31, 2026 because such potential losses were not material.
For available-for-sale marketable debt securities with unrealized loss positions, the Company does not intend to sell any of the securities and considers it more likely than not that these securities will be held until recovery of their cost basis. The unrealized losses are attributable to changes in interest rates and market conditions and are not the result of credit deterioration of the underlying issuers. Accordingly, the Company did not recognize an allowance for credit losses on these securities as of August 1, 2026 and January 31, 2026.
As of August 1, 2026, the estimated fair values of available-for-sale marketable debt securities, by remaining contractual maturity, are as follows (in thousands):

As of
August 1, 2026
Due within one year	$537,536
Due in one year to three years	496,782
Total	$1,034,318
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

The following tables present the fair value hierarchy for assets measured at fair value on a recurring basis as of the periods presented (in thousands):

	As of August 1, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$145,300	$—	$—	$145,300
Commercial paper	—	64,166	—	64,166
U.S. government and agency securities	—	5,998	—	5,998
Total cash equivalents	$145,300	$70,164	$—	$215,464

Marketable debt securities
Commercial paper	$—	$137,127	$—	$137,127
Corporate notes and bonds	—	597,512	—	597,512
U.S. government, agency, and municipal securities	—	299,679	—	299,679
Total marketable debt securities	$—	$1,034,318	$—	$1,034,318

	As of January 31, 2026
	Level 1	Level 2	Level 3	Total
Cash equivalents
Money market funds	$158,875	$—	$—	$158,875
Commercial paper	—	67,606	—	67,606
U.S. government and agency securities	—	15,291	—	15,291
Total cash equivalents	$158,875	$82,897	$—	$241,772

Marketable debt securities
Commercial paper	$—	$137,590	$—	$137,590
Corporate notes and bonds	—	487,845	—	487,845
U.S. government and agency securities	—	292,691	—	292,691
Total marketable debt securities	$—	$918,126	$—	$918,126
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
5.    Costs to Obtain and Fulfill a Contract
Deferred Commissions—Total deferred commissions as of August 1, 2026 and January 31, 2026 were $294.3 million and $261.9 million, respectively.
The following table provides the amounts capitalized and amortized for commission costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Capitalized commission costs	$44,883	$28,816	$79,346	$52,511
Amortization expense	$24,075	$18,387	$46,970	$35,637
Connected Devices—Total connected device costs, current and non-current, as of August 1, 2026 and January 31, 2026 were $489.5 million and $440.1 million, respectively. Amounts include deployed long-lived device assets that transfer ownership to the customer at the end of the contract, net of amortization, of $7.1 million and $8.1 million as of August 1, 2026 and January 31, 2026, respectively.

The following table provides the amounts capitalized and amortized for connected device costs for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Capitalized connected device costs	$71,508	$40,482	$129,224	$79,055
Amortization expense	$40,355	$34,141	$79,825	$66,723
6.    Balance Sheet Components
Inventories—Inventories comprise the following (in thousands):

	As of
	August 1, 2026	January 31, 2026
Raw materials	$8,837	$7,374
Finished goods	48,195	40,820
Total inventories	$57,032	$48,194
Property and Equipment, Net—Property and equipment, net, comprises the following (in thousands):

	As of
	August 1, 2026	January 31, 2026
Gross property and equipment:
Computers and equipment	$27,700	$22,644
Leasehold improvements	49,114	48,960
Furniture and fixtures	17,971	17,706
Internal-use software costs	99,392	82,100
Total gross property and equipment	194,177	171,410
Accumulated depreciation and amortization	(106,147)	(89,803)
Property and equipment, net	$88,030	$81,607
Internal-use software costs included $2.9 million and $5.4 million of capitalized stock-based compensation expense for the three and six months ended August 1, 2026, respectively, and $2.3 million and $4.1 million of capitalized stock-based compensation expense for the three and six months ended August 2, 2025, respectively.
Depreciation and amortization of property and equipment was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Depreciation and amortization expense (1)	$8,411	$5,399	$16,339	$10,541
__________
(1)Includes amortization of capitalized internal-use software costs of $5.2 million and $10.0 million for the three and six months ended August 1, 2026, respectively, and $3.3 million and $6.3 million for the three and six months ended August 2, 2025, respectively.

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
Revenue comprises the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Subscription revenue	$499,764	$383,890	$970,741	$743,494
Other revenue	8,673	7,590	16,540	14,870
Total revenue	$508,437	$391,480	$987,281	$758,364
Accounts Receivable—An allowance for credit losses of $14.0 million and $14.1 million was recorded as of August 1, 2026 and January 31, 2026, respectively. The Company recorded a charge of $3.7 million and $6.4 million, respectively, to general and administrative expenses during the three and six months ended August 1, 2026, compared to $1.7 million and $3.1 million, respectively, for the three and six months ended August 2, 2025. Additionally, write-offs against the allowance totaled $4.2 million and $6.5 million, respectively, during the three and six months ended August 1, 2026, compared to $2.4 million and $2.1 million, respectively, for the three and six months ended August 2, 2025.
Deferred Revenue—The following table provides the deferred revenue balances for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Deferred revenue, beginning of period	$827,777	$706,112	$809,042	$685,770
Deferred revenue, end of period	$852,772	$740,512	$852,772	$740,512
Revenue recognized during the three and six months ended August 1, 2026, from the deferred revenue balance at the beginning of the respective periods was $412.9 million and $529.0 million, respectively, compared to $344.8 million and $440.9 million, respectively, for the three and six months ended August 2, 2025.
Remaining Performance Obligations (“RPO”)—RPO represents the amount of contracted future revenue that has not yet been recognized, including both deferred revenue and non-cancelable contracted amounts that will be invoiced and recognized as revenue in future periods.
As of August 1, 2026, the RPO was $4,285.2 million, of which the Company expects to recognize revenue of approximately $1,838.9 million over the next 12 months, with the remaining balance to be recognized thereafter.
Concentrations of Significant Customers and Credit Risk—No customer accounted for greater than 10% of total revenue for the three and six months ended August 1, 2026 and August 2, 2025.
No customer accounted for greater than 10% of total accounts receivable as of August 1, 2026 and January 31, 2026.
8.    Leases
The Company leases office space under operating lease agreements that are non-cancelable and have remaining lease terms ranging from one year to approximately five years. The Company is required to pay property taxes, insurance, and normal maintenance costs for certain of these facilities.

Operating lease costs comprise the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Operating lease cost	$4,082	$4,672	$8,139	$9,413
Short-term lease cost	330	357	673	710
Sublease income	(140)	(358)	(357)	(716)
Total lease cost	$4,272	$4,671	$8,455	$9,407
Supplemental information related to operating leases was as follows (in thousands, except for weighted-average data):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Cash paid for operating leases	$4,635	$6,412	$9,366	$12,631
Right-of-use assets obtained under new or modified operating leases	$4,107	$—	$4,107	$6,768

	As of
	August 1, 2026	January 31, 2026
Weighted-average remaining lease term (in years)	4.2	4.5
Weighted-average discount rate	6.68%	5.48%
Future minimum lease payments included in the measurement of operating lease liabilities as of August 1, 2026 were as follows (in thousands):

Fiscal Years Ending	Amount
Remainder of 2027	$7,438
2028	18,098
2029	17,722
2030	17,253
2031	14,884
2032 and thereafter	3,645
Total future minimum lease payments (1)	79,040
Less: imputed interest	(9,548)
Total operating lease liabilities	$69,492
__________
(1)The contractual commitment amounts under operating leases in the table above are primarily related to leases for the corporate office facilities in San Francisco, California, as well as other offices for local operations.
9.    Commitments and Contingencies
Purchase Commitments—Purchase commitments primarily consist of contractual arrangements for cellular, cloud hosting, and other subscription services.
In July 2026, the Company entered into a new agreement with its third-party cloud infrastructure provider, replacing its prior arrangement. Under the terms of this agreement, the Company has committed to purchase an aggregate of $900 million of cloud hosting services through July 2031. There were no material contractual obligations outside the ordinary course of business that were entered into by the Company during the six months ended August 1, 2026.
Letters of Credit—As of August 1, 2026 and January 31, 2026, the Company had $15.0 million and $15.8 million in letters of credit primarily issued to landlords for office spaces. These letters of credit renew annually and expire on various dates through 2031.

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
The Company continually evaluates uncertainties associated with litigation and records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the condensed consolidated financial statements indicates that it is probable that a liability has been incurred at the date of the condensed consolidated financial statements and (ii) the loss or range of loss can be reasonably estimated. If the Company determines that a loss is possible and a range of the loss can be reasonably estimated, the Company will disclose the range of the possible loss. The Company evaluates developments in legal matters that could affect the amount of liability that has been previously accrued, if any, and the matters and related ranges of possible losses disclosed and makes adjustments and changes to the disclosures, as appropriate. Significant judgment is required to determine both likelihood of there being, and the estimated amount of, a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss, and such amounts could be material. For legal proceedings for which there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable), the Company has determined there is no material exposure on an aggregate basis. The amounts recorded for losses deemed probable as of August 1, 2026 were also not material.
On February 3, 2026, in the matter of an arbitration of Samsara Inc. v. Motive Technologies, Inc., an award was rendered in favor of Samsara. The claims at issue arise from a complaint filed on January 24, 2024 by the Company and are for, among other things, breach of contract, fraud, unfair competition, and false advertising. As a result of the arbitration award, Samsara recognized a gain of $30.3 million in Interest income and other income, net during the three months ended May 2, 2026 and recorded the related receivable in Prepaid expenses and other current assets, and the receivable remains outstanding as of August 1, 2026. The Company is entitled to the recovery of reasonable attorneys’ fees, costs and other expenses incurred in connection with this arbitration.
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
10.    Equity
The Company had reserved shares of common stock for future issuance as of August 1, 2026 and January 31, 2026, as follows:

	As of
	August 1, 2026	January 31, 2026
2015 Equity Incentive Plan:
Options outstanding	5,392,622	5,406,188
2021 Equity Incentive Plan:
Restricted stock units (“RSUs”) outstanding	21,421,172	17,331,045
Shares available for future grants	130,917,369	109,926,401
2021 Employee Stock Purchase Plan:
Shares available for future issuance	31,230,281	26,034,934
Total shares of common stock reserved for future issuance	188,961,444	158,698,568

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
2021 Equity Incentive Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Plan, which became effective in December 2021 in connection with the Company’s initial public offering (“IPO”). The total number of shares of the Company’s Class A common stock reserved for future grants as of August 1, 2026 includes 29,035,779 shares added on the first day of fiscal year 2027 pursuant to the annual automatic evergreen increase provision of the 2021 Plan.
Options—The stock options activity under the 2015 Plan during the six months ended August 1, 2026 was as follows (the number of options represents shares of common stock exercisable in respect thereof):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (1) (in thousands)
Balance as of January 31, 2026	5,406,188	$5.62	4.0	$121,266
Granted	—	$—
Exercised	(13,566)	$1.07
Forfeited, canceled, or expired	—	$—
Balance as of August 1, 2026	5,392,622	$5.64	3.4	$170,620
Exercisable as of August 1, 2026	5,392,622	$5.64	3.4	$170,620
__________
(1)Aggregate intrinsic value for stock options represents the difference between the exercise price and the per share fair value of the Company’s Class A common stock for each period end presented, multiplied by the number of stock options outstanding or exercisable as of each period end presented.
The intrinsic value of stock options exercised was $0.4 million and $1.2 million during the six months ended August 1, 2026 and August 2, 2025, respectively.
As of August 1, 2026, the Company had no remaining unrecognized stock-based compensation expense related to outstanding stock options.
RSUs—A summary of the RSUs activity under the 2015 Plan and 2021 Plan during the six months ended August 1, 2026 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Balance as of January 31, 2026	17,331,045	$31.53
Granted	12,983,201	$31.60
Vested	(6,063,580)	$27.32
Forfeited	(2,829,494)	$32.54
Balance as of August 1, 2026	21,421,172	$32.63
As of August 1, 2026, unrecognized stock-based compensation expense related to outstanding unvested RSUs for employees that are expected to vest was approximately $659.7 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 1.5 years.
2021 Employee Stock Purchase Plan—In December 2021, the Board of Directors adopted and stockholders approved the 2021 Employee Stock Purchase Plan (the “2021 ESPP”), which became effective in December 2021 in connection with the IPO. The total number of shares of the Company’s Class A common stock reserved for future issuance as of August 1, 2026 includes 5,807,155 shares added on the first day of fiscal year 2027 pursuant to the annual automatic evergreen increase provision of the 2021 ESPP.

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
For the six months ended August 1, 2026 and August 2, 2025, 616,907 and 582,745 shares of Class A common stock were purchased under the 2021 ESPP, resulting in net cash proceeds of $17.1 million and $18.7 million, respectively.
As of August 1, 2026, unrecognized stock-based compensation expense related to the 2021 ESPP was approximately $7.2 million. The remaining unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of approximately 0.7 years.
Employee Stock Purchase Plan Valuation—The Company estimates the fair value of shares to be issued under the 2021 ESPP using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires estimates that affect fair value. The weighted-average assumptions used to estimate the fair value of shares to be issued under the 2021 ESPP were as follows:

Six Months Ended
	August 1, 2026	August 2, 2025
Expected volatility	56.6% – 62.8%	51.7% – 57.6%
Expected term (years)	0.5 – 1.0	0.5 – 1.0
Risk-free interest rate	3.8% – 3.9%	4.1% – 4.3%
Expected dividend yield	0.0%	0.0%
Expected volatility—The expected stock price volatility is based on the Company’s historical volatility for the expected term of the stock-based award.
Expected term—The expected term is approximately 0.5 years for the first purchase period and approximately 1.0 year for the second purchase period.
Risk-free interest rate—The risk-free interest rate assumption is based on observed U.S. Treasury yield curve interest rates in effect at the time of grant for the expected term of the stock-based award.
Expected dividend yield—Because the Company has never paid and has no current intention to pay cash dividends on its common stock, the expected dividend yield is zero.
Stock-Based Compensation Expense—Stock-based compensation expense, by grant type, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
RSUs	$93,512	$78,086	$167,770	$152,148
Employee stock purchase plan	2,873	3,049	6,086	6,066
Total stock-based compensation expense	$96,385	$81,135	$173,856	$158,214

Stock-based compensation expense included in the following line items of the Company’s condensed consolidated statements of operations and comprehensive income (loss) was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Cost of revenue	$3,801	$3,620	$7,363	$6,867
Research and development	36,210	29,859	66,221	56,879
Sales and marketing	28,357	23,836	51,529	47,384
General and administrative	28,017	23,820	48,743	47,084
Total stock-based compensation expense	$96,385	$81,135	$173,856	$158,214
11.    Income Taxes
The Company had an effective tax rate of 7.3% and (10.6%) for the three months ended August 1, 2026 and August 2, 2025, respectively, and 8.6% and (8.9%) for the six months ended August 1, 2026 and August 2, 2025, respectively. The Company’s provision for income taxes was $1.3 million and $1.6 million for the three months ended August 1, 2026 and August 2, 2025, respectively, and $5.7 million and $3.2 million for the six months ended August 1, 2026 and August 2, 2025, respectively. The Company has incurred U.S. pretax losses in prior periods with most of the tax expense resulting from profit in the foreign entities. For the three and six months ended August 1, 2026, the U.S. incurred pretax income with most of the tax expense resulting from profit in the foreign entities.
The Company computes its tax provision for interim periods by applying the estimated annual effective tax rate to year-to-date pretax income from recurring operations and adjusting for discrete tax items arising in that quarter.
As of August 1, 2026 and January 31, 2026, based on all available objective evidence, including the existence of cumulative losses, the Company determined that it was not more likely than not that the net deferred tax assets were fully realizable for U.S. federal and state tax purposes. Accordingly, the Company established a full valuation allowance against its deferred tax assets for U.S. federal and state tax purposes. The Company intends to maintain a full valuation allowance on net deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance for U.S. federal and state tax purposes.
The unrecognized tax benefits as of August 1, 2026, if recognized, would not affect the effective income tax rate due to the valuation allowance that currently offsets the deferred tax assets.
During the six months ended August 1, 2026, there were no material changes to the total amount of unrecognized tax benefits and the Company does not expect any significant changes in the next 12 months.
The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The statute of limitations is generally open for all fiscal years after fiscal year 2022, during which the Company is subject to examination by U.S. federal, state, and foreign authorities, where applicable.

12.    Net Income (Loss) Per Share, Basic and Diluted
For purposes of calculating net income (loss) per share, the Company uses the two-class method. As Class A, Class B, and Class C common stock have identical liquidation and dividend rights, the undistributed earnings are allocated on a proportionate basis to each class of common stock. As a result, the basic and diluted net income (loss) per share are the same for all classes of Samsara’s common stock, on both an individual and combined basis, and therefore are presented together.
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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Numerator:
Net income (loss)	$16,242	$(16,800)	$60,750	$(38,921)
Denominator:
Weighted-average shares used in computing net income (loss) per share, basic	584,135,703	571,738,084	582,985,810	569,739,406
Weighted-average effect of potentially dilutive securities:
Outstanding stock options	4,483,304	—	4,427,346	—
RSUs	1,843,150	—	1,654,836	—
Employee stock purchase plan obligations	2,508	—	1,562	—
Weighted-average shares used in computing net income (loss) per share, diluted	590,464,665	571,738,084	589,069,554	569,739,406
Net income (loss) per share, basic and diluted	$0.03	$(0.03)	$0.10	$(0.07)
The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share calculations for the periods presented because the impact of including them would have been antidilutive:

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Outstanding stock options	—	5,599,181	—	5,599,181
RSUs	4,895,223	21,041,298	13,907,944	21,041,298
Employee stock purchase plan obligations	852,138	660,406	852,138	660,406
Total antidilutive securities	5,747,361	27,300,885	14,760,082	27,300,885
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

The table below presents selected financial information for the single operating segment (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
Revenue	$508,437	$391,480	$987,281	$758,364
Cost of revenue (1) (2)	33,074	26,201	68,137	50,644
Research and development (1)	66,346	55,753	133,902	111,975
Sales and marketing (1) (3)	164,029	130,921	320,274	254,368
General and administrative (1)	39,359	44,083	71,411	89,147
Stock-based compensation expense	96,385	81,135	173,856	158,214
Connected device costs	41,762	35,143	82,638	68,523
Cloud and cellular costs	37,219	25,537	75,419	47,636
Sales commissions	25,388	19,326	49,574	37,731
Segment operating income (loss)	$4,875	$(26,619)	$12,070	$(59,874)

Interest income and other income, net (4)	12,654	11,426	54,386	24,149
Provision for income taxes	1,287	1,607	5,706	3,196
Segment net income (loss)	$16,242	$(16,800)	$60,750	$(38,921)
__________
(1)These segment expenses exclude stock-based compensation expense, which is presented separately.
(2)Cost of revenue also excludes connected device costs and cloud and cellular costs, which are presented separately.
(3)Sales and marketing also excludes sales commissions, which is presented separately.
(4)Includes a legal gain from arbitration award of $30.3 million for the six months ended August 1, 2026, and interest income of $12.2 million and $24.2 million for the three and six months ended August 1, 2026, respectively, and $11.5 million and $22.6 million for the three and six months ended August 2, 2025, respectively.
Refer to the condensed consolidated financial statements for other financial information regarding the Company’s operating segment, including depreciation and amortization expense.
Revenue by Geographic Area
The following table presents revenue disaggregated by geography, based on the location of the Company’s customers (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2026	August 2, 2025	August 1, 2026	August 2, 2025
United States	$431,132	$334,958	$837,662	$651,950
Other (1)	77,305	56,522	149,619	106,414
Total revenue	$508,437	$391,480	$987,281	$758,364
__________
(1)No individual country other than the United States exceeded 10% of total revenue for any period presented.

Long-Lived Assets, Net, by Geographic Area
The following table presents long-lived assets, net, disaggregated by geography, which consist of property and equipment, net, and operating lease right-of-use assets (in thousands):

	As of
	August 1, 2026	January 31, 2026
United States	$132,879	$131,516
Other (1)	13,468	10,394
Total long-lived assets, net	$146,347	$141,910
__________
(1)No individual country other than the United States exceeded 10% of total long-lived assets, net, for any period presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with (1) our audited consolidated financial statements and related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended January 31, 2026 included in our Annual Report on Form 10-K filed with the SEC on March 16, 2026, and (2) our unaudited condensed consolidated financial statements and related notes and other financial information included under Part I, Item 1 of this Quarterly Report on Form 10-Q. Some of the information contained in the following discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” included under Part I, Item 1A. of our Annual Report on Form 10-K filed with the SEC on March 16, 2026, as supplemented by our subsequent quarterly reports on Form 10-Q, for a discussion of forward-looking statements and important factors that could impact our business and cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or implied by past results and trends. Unless otherwise indicated, these statements, like all statements in this Quarterly Report on Form 10-Q, speak only as of their date, and we undertake no obligation to update or revise these statements in light of future developments. Our fiscal year ends on the Saturday closest to February 1, resulting in a 52-week or 53-week fiscal year. Our fiscal years 2027 and 2026 each consist of 52 weeks.
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
We were founded in 2015 and have achieved significant growth since our inception. For the three months ended August 1, 2026 and August 2, 2025, our revenue was $508.4 million and $391.5 million, respectively. Our net income was $16.2 million for the three months ended August 1, 2026 and our net loss was $16.8 million for the three months ended August 2, 2025. For the six months ended August 1, 2026 and August 2, 2025, our revenue was $987.3 million and $758.4 million, respectively. Our net income was $60.8 million for the six months ended August 1, 2026 and our net loss was $38.9 million for the six months ended August 2, 2025. Our business model focuses on maximizing the lifetime value of our customer relationships, and we continue to make significant investments to expand our customers’ use of our Connected Operations Platform.

Key Business Metrics
The following table presents a summary of our key business metrics as of the periods presented (dollars in thousands):

	As of
	August 1, 2026	August 2, 2025
Annual recurring revenue (“ARR”)	$2,124,742	$1,640,113
Customers > $100,000 ARR	3,605	2,771
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
Factors Affecting Our Performance
Acquiring New Customers
We believe that we have a substantial opportunity to continue to grow our customer base. We intend to drive new customer acquisition by continuing to invest significantly in sales and marketing to engage our prospective customers, increase brand awareness, and drive adoption of our Connected Operations Platform. Our ability to attract new customers depends on a number of factors, including the effectiveness of our sales and marketing efforts, macroeconomic factors and their impact on our customers’ businesses, and the success of our efforts to expand our international presence.
Expanding Within Our Existing Customer Base
We believe that there is a significant opportunity to expand sales to existing customers following their initial adoption of our Connected Operations Platform. We expand within our customer base by selling more Applications and Agents and expanding existing Applications and Agents across geographies and divisions. Our ability to expand within our customer base will depend on a number of factors, including our customers’ satisfaction, pricing, competition, macroeconomic factors, and changes in our customers’ spending levels.
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

Macroeconomic Trends
Unfavorable conditions in the economy, both in the United States and abroad, may negatively affect the growth of our business and our results of operations. For example, our business and results of operations, as well as those of our customers, could be affected by global macroeconomic trends and events such as inflationary pressure, fluctuations in foreign currency exchange rates, interest rate increases and declines in consumer confidence, widespread disruptions of supply chains and freight and shipping channels, increased prices for many goods and services (including elevated hardware component costs, memory, storage and computing costs, and fuel costs), labor shortages, delayed or reduced spending on technology, and significant volatility and disruption of financial markets, as well as other conditions arising from international conflicts and geopolitical tension, the outcome of political elections, and new monetary, fiscal, and trade policies (including tariff policies and import and export restrictions) in the United States and abroad. We are continuously monitoring these global events and other macroeconomic developments and how they may impact us directly or indirectly as a result of the effects on our customers and suppliers.
Refer to the section titled “Risk Factors” in Part II, Item 1A and elsewhere in this Quarterly Report on Form 10-Q and the section titled “Risk Factors” in Part I, Item 1A and elsewhere in our Annual Report on Form 10-K filed on March 16, 2026, as supplemented by our subsequent quarterly reports on Form 10-Q, for further discussion of the impacts of macroeconomic trends on our business.
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
As our customers expand and increase the use of our Connected Operations Platform driven by additional IoT devices and Applications, our cost of revenue may vary from quarter to quarter as a percentage of our revenue due to the timing and extent of these expenses. Our cost of revenue may also increase as a result of higher market prices for hardware components. We intend to continue to invest additional resources in our Connected Operations Platform, including in our IoT device hardware, cloud infrastructure, and cellular connectivity, as well as in customer support and operations as we grow our business. The level and timing of investment in these areas will affect our cost of revenue in the future.
Operating Expenses
Research and Development
Research and development expenses consist primarily of employee-related costs, including salaries, benefits, and stock-based compensation, associated with improvements to our platform and current offerings and the development of new products, and costs associated with software subscriptions, and office facilities. We continue to focus our research and development efforts on adding new features and products and enhancing the utility of our Connected Operations Platform.

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
General and Administrative
General and administrative expenses consist primarily of employee-related costs for executive, finance, legal, and human resources, including salaries, benefits, and stock-based compensation. General and administrative expenses also include costs related to professional services, including legal, accounting, recruiting and other consulting services, as well as costs associated with software subscriptions and office facilities.
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
Provision for Income Taxes
Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance against our U.S. deferred tax assets because we have concluded that it is not more likely than not that the deferred tax assets will be realized.
Results of Operations
Comparison of the Three and Six Months Ended August 1, 2026 and August 2, 2025
Revenue
Our total revenue is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 1, 2026	August 2, 2025	Amount	%	August 1, 2026	August 2, 2025	Amount	%
Revenue	$508,437	$391,480	$116,957	30%	$987,281	$758,364	$228,917	30%
Revenue increased by $117.0 million and $228.9 million, or 30%, for the three and six months ended August 1, 2026, respectively, compared to the three and six months ended August 2, 2025, primarily due to growth in new customers and increased purchases by existing customers.

Cost of Revenue, Gross Profit, and Gross Margin
Our cost of revenue, gross profit, and gross margin are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 1, 2026	August 2, 2025	Amount	%	August 1, 2026	August 2, 2025	Amount	%
Cost of revenue	$115,856	$90,501	$25,355	28%	$233,557	$173,670	$59,887	34%
Gross profit	$392,581	$300,979			$753,724	$584,694
Gross margin	77%	77%			76%	77%
Cost of revenue increased by $25.4 million, or 28%, for the three months ended August 1, 2026 compared to the three months ended August 2, 2025, primarily due to $11.7 million of increased cloud and cellular costs, $6.4 million of increased connected device costs, and $3.3 million of increased employee-related costs. The increases in cloud and cellular costs and connected device costs were primarily due to increased sales volume and additional product features and functionality year-over-year. The increase in employee-related costs was primarily due to increased headcount.
Our gross margin remained flat at 77% for the three months ended August 1, 2026 compared to the three months ended August 2, 2025.
Cost of revenue increased by $59.9 million, or 34%, for the six months ended August 1, 2026 compared to the six months ended August 2, 2025, primarily due to $27.8 million of increased cloud and cellular costs, $17.1 million of increased connected device costs, and $6.3 million of increased employee-related costs. The increases in cloud and cellular costs and connected device costs were primarily due to increased sales volume and additional product features and functionality year-over-year. The increase in employee-related costs was primarily due to increased headcount.
Our gross margin decreased to 76% for the six months ended August 1, 2026 compared to 77% for the six months ended August 2, 2025, primarily due to increased cloud and cellular costs.
Research and Development
Research and development expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 1, 2026	August 2, 2025	Amount	%	August 1, 2026	August 2, 2025	Amount	%
Research and development	$102,556	$85,612	$16,944	20%	$200,123	$168,854	$31,269	19%
Percentage of revenue	20%	22%			20%	22%
Research and development expense increased by $16.9 million, or 20%, for the three months ended August 1, 2026 compared to the three months ended August 2, 2025, primarily due to a $6.8 million increase in costs associated with software subscriptions, a $6.4 million increase in stock-based compensation expense, and a $6.2 million increase in platform costs driven by investments in AI tooling and related development infrastructure.
Research and development expense increased by $31.3 million, or 19%, for the six months ended August 1, 2026 compared to the six months ended August 2, 2025, primarily due to a $12.8 million increase in costs associated with software subscriptions, a $10.8 million increase in platform costs driven by investments in AI tooling and related development infrastructure, and a $10.1 million increase in employee-related costs primarily due to higher stock-based compensation expense.

Sales and Marketing
Sales and marketing expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 1, 2026	August 2, 2025	Amount	%	August 1, 2026	August 2, 2025	Amount	%
Sales and marketing	$217,774	$174,083	$43,691	25%	$421,377	$339,483	$81,894	24%
Percentage of revenue	43%	45%			43%	45%
Sales and marketing expense increased by $43.7 million, or 25%, for the three months ended August 1, 2026 compared to the three months ended August 2, 2025, primarily due to a $25.7 million increase in employee-related costs which included a $6.1 million increase in sales commissions and a $4.5 million increase in stock-based compensation expense primarily due to increased headcount. The increase in sales and marketing expense was also due to an $11.5 million increase in expenditures incurred to generate demand through various marketing channels and promotional events, including our annual customer and investor conference.
Sales and marketing expense increased by $81.9 million, or 24%, for the six months ended August 1, 2026 compared to the six months ended August 2, 2025, primarily due to a $49.2 million increase in employee-related costs which included an $11.8 million increase in sales commissions and a $4.1 million increase in stock-based compensation expense primarily due to increased headcount. The increase in sales and marketing expense was also due to a $21.2 million increase in expenditures incurred to generate demand through various marketing channels and promotional events.
General and Administrative
General and administrative expense is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 1, 2026	August 2, 2025	Amount	%	August 1, 2026	August 2, 2025	Amount	%
General and administrative	$67,376	$67,903	$(527)	(1%)	$120,154	$136,231	$(16,077)	(12%)
Percentage of revenue	13%	17%			12%	18%
General and administrative expense for the three months ended August 1, 2026 compared to the three months ended August 2, 2025 remained relatively flat.
General and administrative expense decreased by $16.1 million, or 12%, for the six months ended August 1, 2026 compared to the six months ended August 2, 2025, primarily due to a $17.8 million decrease in professional services fees, driven primarily by lower legal fees.
Interest Income and Other Income, Net
Interest income and other income, net, are summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 1, 2026	August 2, 2025	Amount	%	August 1, 2026	August 2, 2025	Amount	%
Interest income and other income, net	$12,654	$11,426	$1,228	11%	$54,386	$24,149	$30,237	125%
Interest income and other income, net, increased by $1.2 million, or 11%, for the three months ended August 1, 2026 compared to the three months ended August 2, 2025. This increase was primarily due to unrealized gains from strategic investments, partially offset by foreign currency losses.
Interest income and other income, net, increased by $30.2 million, or 125%, for the six months ended August 1, 2026 compared to the six months ended August 2, 2025. This increase was primarily due to a $30.3 million arbitration award issued in Samsara’s favor in the Motive breach of contract, fraud, unfair competition, and false advertising matter.

Provision for Income Taxes
Provision for income taxes is summarized as follows (in thousands, except percentages):

	Three Months Ended		Change		Six Months Ended		Change
	August 1, 2026	August 2, 2025	Amount	%	August 1, 2026	August 2, 2025	Amount	%
Provision for income taxes	$1,287	$1,607	$(320)	(20%)	$5,706	$3,196	$2,510	79%
Effective tax rate	7.3%	(10.6%)			8.6%	(8.9%)
The provision for income taxes for the three months ended August 1, 2026 compared to the three months ended August 2, 2025 remained relatively flat.
The provision for income taxes increased by $2.5 million, or 79%, for the six months ended August 1, 2026 compared to the six months ended August 2, 2025, due to growth in our operations in foreign jurisdictions.
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

	Three Months Ended
	August 1, 2026	August 2, 2025
Non-GAAP gross profit	$397,998	$305,692
Non-GAAP gross margin	78%	78%
Non-GAAP operating income	$105,981	$59,698
Non-GAAP operating margin	21%	15%
Non-GAAP net income	$117,348	$69,517

	Six Months Ended
	August 1, 2026	August 2, 2025
Free cash flow	$137,918	$89,884
Free cash flow margin	14%	12%
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
In periods when they occur, significant lease modification, impairment and related charges, and legal settlements and awards are excluded because management believes that such charges are not reflective of our ongoing operational performance.

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

	Three Months Ended
	August 1, 2026	August 2, 2025
Gross profit	$392,581	$300,979
Add:
Stock-based compensation expense-related charges (1)	5,417	4,713
Non-GAAP gross profit	$397,998	$305,692
GAAP gross margin	77%	77%
Non-GAAP gross margin	78%	78%
__________
(1)Stock-based compensation expense-related charges included approximately $0.2 million and $0.3 million of employer taxes on employee equity transactions for the three months ended August 1, 2026 and August 2, 2025, respectively.
Non-GAAP Operating Income and Non-GAAP Operating Margin
We define non-GAAP operating income as income (loss) from operations excluding the effect of stock-based compensation expense-related charges, lease modification, impairment and related charges, and legal settlements and awards, in periods when they occur. Non-GAAP operating margin is defined as non-GAAP operating income as a percentage of total revenue. We use non-GAAP operating income and non-GAAP operating margin in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP operating income and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP operating income to our GAAP income (loss) from operations for the periods presented (in thousands, except percentages):

	Three Months Ended
	August 1, 2026	August 2, 2025
Income (loss) from operations	$4,875	$(26,619)
Add:
Stock-based compensation expense-related charges (1)	101,106	86,317
Non-GAAP operating income	$105,981	$59,698
GAAP operating margin	1%	(7%)
Non-GAAP operating margin	21%	15%
__________
(1)Stock-based compensation expense-related charges included amortization of capitalized stock-based compensation expense of approximately $1.5 million and $0.8 million for the three months ended August 1, 2026 and August 2, 2025, respectively, which was initially capitalized as internal-use software or cloud computing arrangements. Stock-based compensation expense-related charges also included approximately $3.3 million and $4.4 million of employer taxes on employee equity transactions for the three months ended August 1, 2026 and August 2, 2025, respectively.

Non-GAAP Net Income
We define non-GAAP net income as net income (loss) excluding the effect of stock-based compensation expense-related charges, lease modification, impairment and related charges, and legal settlements and awards, in periods when they occur. We use non-GAAP net income in conjunction with traditional GAAP measures to evaluate our financial performance. We believe that non-GAAP net income provides our management and investors consistency and comparability with our past financial performance and facilitates period-to-period comparisons of operations. The following table presents a reconciliation of our non-GAAP net income to our GAAP net income (loss) for the periods presented (in thousands, except percentages):

	Three Months Ended
	August 1, 2026	August 2, 2025
Net income (loss)	$16,242	$(16,800)
Add:
Stock-based compensation expense-related charges	101,106	86,317
Non-GAAP net income (1)	$117,348	$69,517
__________
(1)There were no material income tax effects on our non-GAAP adjustments for all periods presented.
Non-GAAP Liquidity Financial Measures
Free Cash Flow and Free Cash Flow Margin
We define free cash flow as net cash provided by operating activities reduced by cash used for purchases of property and equipment. Free cash flow margin is calculated as free cash flow as a percentage of total revenue. We believe that free cash flow and free cash flow margin are useful in evaluating liquidity and provide information to management and investors about our ability to fund future operating needs and strategic initiatives. The following table presents a reconciliation of free cash flow to net cash provided by operating activities for the periods presented (in thousands, except percentages):

	Six Months Ended
	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$154,937	$102,773
Purchases of property and equipment	(17,019)	(12,889)
Free cash flow	$137,918	$89,884
Net cash provided by operating activities margin	16%	14%
Free cash flow margin	14%	12%
Net cash used in investing activities	$(129,518)	$(86,445)
Net cash provided by (used in) financing activities	$(53,415)	$18,043
Liquidity and Capital Resources
Liquidity is a measure of our ability to access sufficient cash flows to meet the short-term and long-term cash requirements of our business operations.
Since our founding, we have financed our operations primarily through the sale of equity securities and payments received from our customers. In December 2021, we completed our initial public offering (“IPO”), which resulted in aggregate net proceeds of $846.7 million, including proceeds from the underwriters’ exercise of their option to purchase additional shares of our Class A common stock in January 2022 and net of underwriting discounts and commissions. We have generated significant operating losses from our operations, as reflected in our accumulated deficit of $1,558.4 million as of August 1, 2026. We intend to continue investing in our business, and as a result, we may require additional capital resources to execute on our strategic initiatives to grow our business, particularly if we generate negative cash flows in future quarters. We believe that our existing cash, cash equivalents, and short-term and long-term investments will be sufficient to support working capital, including our non-cancelable arrangements, and capital expenditure requirements for at least the next 12 months.

As of August 1, 2026, our principal sources of liquidity were cash, cash equivalents, and short-term and long-term investments of $1,325.7 million. Cash and cash equivalents consisted of cash as well as highly liquid investments with an original maturity of 90 days or less, when purchased. Our investments primarily consisted of U.S. government, agency, and municipal securities, corporate notes and bonds, and commercial paper. Our primary uses of cash include employee-related expenditures, third-party cloud and cellular costs, sales and marketing expenses, overhead expenses, and funding other working capital requirements, such as inventory and related connected device costs to meet our performance obligations related to our Connected Operations Platform.
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
Cash Flows
The following table presents a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended
	August 1, 2026	August 2, 2025
Net cash provided by operating activities	$154,937	$102,773
Net cash used in investing activities	$(129,518)	$(86,445)
Net cash provided by (used in) financing activities	$(53,415)	$18,043
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
Cash provided by operating activities was $154.9 million for the six months ended August 1, 2026. This consisted of net income of $60.8 million, adjusted for non-cash charges of $188.3 million, partially offset by $94.1 million of cash used by changes in our operating assets and liabilities. The non-cash charges were primarily composed of stock-based compensation expense of $173.9 million and depreciation and amortization of $16.3 million. Changes in our operating assets and liabilities during the six months ended August 1, 2026 reflect higher connected device costs (offset by a one-time $12.4 million cash refund related to tariffs), deferred commissions, and accounts receivable from customers due to the growth of our business; the recognition of an arbitration award receivable; and increases in inventory levels to meet anticipated demand. These increases were partially offset by increases in deferred revenue due to the growth of our business and lower vendor payments.
Cash provided by operating activities was $102.8 million for the six months ended August 2, 2025. This consisted of a net loss of $38.9 million, adjusted for non-cash charges of $162.7 million, partially offset by $21.0 million of cash used by changes in our operating assets and liabilities. The non-cash charges were primarily composed of stock-based compensation expense of $158.2 million and depreciation and amortization of $10.5 million, partially offset by net accretion of discounts on marketable debt securities of $5.0 million. Changes in our operating assets and liabilities during the six months ended August 2, 2025 reflect an increase in deferred commissions, connected device costs, and accounts receivable from customers due to the growth of our business; increases in vendor payments; and inventory levels to meet anticipated demand. These increases were partially offset by increases in deferred revenue due to the growth of our business.
Investing Activities
Cash used in investing activities was $129.5 million for the six months ended August 1, 2026, which primarily consisted of $578.5 million of purchases of investments and $12.2 million of capitalized internal-use software costs, partially offset by $465.9 million of proceeds from maturities and redemptions of investments.

Cash used in investing activities was $86.4 million for the six months ended August 2, 2025, which primarily consisted of $421.9 million of purchases of investments and $10.3 million of capitalized internal-use software costs, partially offset by $348.6 million of proceeds from maturities and redemptions of investments.
Financing Activities
Cash used in financing activities was $53.4 million for the six months ended August 1, 2026, which primarily consisted of $70.4 million of tax payments to net share settle equity awards, partially offset by $17.1 million of proceeds from employee stock purchases under the 2021 Employee Stock Purchase Plan (the “2021 ESPP”) and exercises of stock options.
Cash provided by financing activities was $18.0 million for the six months ended August 2, 2025, which primarily consisted of $18.7 million of proceeds from employee stock purchases under the 2021 ESPP and exercises of stock options.
Contractual Obligations and Commitments
Our estimated future obligations consist of leases and non-cancelable purchase commitments as of August 1, 2026. For additional discussion on our leases and other commitments, refer to Notes 8, “Leases,” and 9, “Commitments and Contingencies,” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
There were no material changes to our critical accounting estimates during the six months ended August 1, 2026.
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
Interest Rate Risk
As of August 1, 2026, we had $1,325.7 million of cash, cash equivalents, and short-term and long-term investments in a variety of marketable debt securities, including U.S. government, agency, and municipal securities, corporate notes and bonds, and commercial paper. Our cash, cash equivalents, and short-term and long-term investments are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Our cash equivalents and our portfolio of marketable debt securities are subject to market risk due to changes in interest rates. A hypothetical 100 basis point increase or decrease in interest rates would have resulted in a decrease of $8.9 million or an increase of $8.9 million in the market value of our cash equivalents and short-term and long-term investments as of August 1, 2026.
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
Changes in Internal Control Over Financial Reporting
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our principal executive officer and principal financial officer concluded that there has not been any material change in our internal control over financial reporting during the fiscal quarter ended August 1, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Our business, operations, and financial condition are subject to various risks and uncertainties that could materially adversely affect our business, results of operations, financial condition, growth prospects, and the trading price of our Class A common stock. The following factors, among others not currently known by us or that we currently do not believe are material, could cause our actual results to differ materially from historical results and those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors, and oral and other statements. You should carefully consider the following updated risks and uncertainties, together with all the other information contained in this Quarterly Report on Form 10-Q, as well as the risk factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026, and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the fiscal quarter ended May 2, 2026, which remain applicable to our business.
Our dependence on a limited number of joint design manufacturers and suppliers of manufacturing services and critical components within our supply chain for our IoT devices may adversely affect our ability to sell subscriptions to our Connected Operations Platform, our margins, and our results of operations.
Our IoT devices are made using a primarily outsourced manufacturing business model that utilizes joint design manufacturers. We depend on a limited number of joint design manufacturers and suppliers, and in some instances, a single joint design manufacturer or supplier, to allocate sufficient capacity to meet our needs, to produce IoT devices, or components and materials thereof, of acceptable quality at acceptable yields, and to deliver those devices or components to us on a timely basis. We are subject to the risk of shortages and long lead times in the supply of these devices, components, and materials. In addition, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. We have in the past experienced and may in the future experience component shortages, and the availability of these components may be unpredictable. For example, previous global silicon component shortages have resulted in increased costs and delayed shipments across many industries, including for components used in our IoT devices. Additionally, demand for memory and storage components driven by investment in artificial intelligence infrastructure has caused leading memory suppliers to reallocate manufacturing capacity away from the categories of dynamic random-access memory and NAND flash memory used in devices such as ours. This has resulted, and may continue to further result, in increases in the prices of these components, extended lead times, allocation-based ordering, and end-of-life notices for certain component types. Because we design our IoT devices around specific components, we may be unable to substitute alternative components without undertaking hardware or firmware redesign, requalification, or recertification, any of which could be costly and delay shipments. Global transportation and freight networks have been strained as a result of global health crises, geopolitical conflicts, labor disputes, and other factors, which cause freight shipping costs and lead times to increase. Increases in the cost of devices or components, or freight to transport those items, could negatively impact our results of operations.
Our manufacturers and suppliers will continue to face the risk of temporary or permanent disruptions in their manufacturing operations due to component or material shortages, cost increases (such as increases in the cost of memory, storage, resins and computing), equipment breakdowns, labor strikes or shortages, natural disasters, disease outbreaks and resulting lockdowns, energy crises and power outages, geopolitical tension, civil unrest, hostilities or wars, trade policies, tariffs, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems. Our manufacturers, suppliers, and sub-tier suppliers have a large presence in China and Taiwan. Any increase in tensions between China and Taiwan, including threats of military actions or escalation of military activities, could adversely affect our suppliers’ and joint design manufacturers’ operations in Taiwan and secondary locations in Asia. Although we have extended our supply orders to the latest quoted lead times, qualified additional components, and have in the past made preemptive spot purchases to build out our inventory, we cannot guarantee that we will have sufficient inventory for our needs or that future disruptions to our supply of IoT devices or materials will not occur. Any delay in the shipment of IoT devices or any other necessary materials delays our ability to recognize revenue for subscriptions purchased by our customers.

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
Evolving trade policies, including the imposition of tariffs and other trade barriers by the United States and other countries, and increased trade enforcement globally, can have the effect of increasing production costs and creating disruptions and delays in supply chains. We expect that the occurrence of these developments in regions where we operate, such as North America and Europe, would likely increase the cost of our devices, disrupt supply chain logistics, and affect our ability to efficiently transport, store, and deliver our IoT devices to customers, which could negatively impact our revenue growth and operating margins. Our efforts to optimize our supply chain and manufacturing practices in light of evolving trade policies, component, production, and transportation costs, and other factors can be expensive, time-consuming, ineffective, and disruptive to our business and results of operations and may not succeed.
Abuse or misuse of our internal platform controls and system tools, or unintended or unauthorized actions by AI agents using such tools, could cause significant harm to our business and reputation.
In order to provide real-time support to our customers and improve and develop our products, we have created internal platform and system tools that are used by our employees to access data and systems. We may also use AI, including autonomous or agentic AI systems, in connection with our internal operations, software development, security, customer support, or other activities, and such systems may be permitted to access data, execute code, use internal tools, interact with other systems, or take actions on our behalf. If our employees were to intentionally or negligently abuse or misuse these tools, for example, by interfering with or altering our IoT devices or our customers’ connected assets, accessing our customers’ data, or otherwise violating company policies, our customers could be significantly harmed. Similarly, AI agents could take unintended or unauthorized actions, act outside the scope of their instructions or permissions, or exploit vulnerabilities or weaknesses in the systems or environments in which they operate. For example, AI agents with access to software development, computing, network, or other system resources may be capable of circumventing or escaping technical restrictions or isolated execution environments, including containers or other sandboxing mechanisms; obtaining access to networks or systems that were not intended to be accessible; escalating privileges; accessing, modifying, or disclosing confidential information; or using available tools and credentials to take additional unauthorized actions. Such actions may occur autonomously, at significant scale or speed, and in ways that are difficult for us to predict, detect, prevent, or terminate. Our technical safeguards, access controls, monitoring, isolation mechanisms, and other measures designed to constrain the actions of AI systems may not operate as intended or may be insufficient to prevent such behavior.
Our employees have historically had broad access to customers’ video footage and other customer data, and although we have implemented access controls, such controls may not ensure that access to and use of customer data by our employees or AI-enabled systems is in all cases appropriate. Additionally, some of our Applications have features allowing them to control large industrial assets or interact with some operations of vehicles. Any abuse or misuse of these capabilities, or unintended or unauthorized actions by an AI agent with access to systems capable of exercising such functionality, could cause substantial disruption or damage to our customers, including potentially affecting their physical operations or assets.
Any abuse or misuse by our employees of our internal platform and system tools, or any unintended or unauthorized actions taken by AI agents or other automated systems using such tools, could result in unauthorized access to or disclosure, modification, or destruction of data; disruption or compromise of our systems or those of our customers, partners, or other third parties; damage to physical assets or operations; potential legal or regulatory liability; and reputational harm to our customers, our partners, and us. Accordingly, any improper conduct, abuse or misuse, intentional or otherwise, of our platform and system tools, or any failure to appropriately constrain AI agents or other automated systems that interact with them, could significantly and adversely harm our business and reputation.

We are continuing to implement enhanced access controls and other safeguards for our platform controls and system tools in an effort to further improve security and reduce the risks of human error, malfeasance, and unintended or unauthorized actions by AI agents and other automated systems. These safeguards may include restrictions on access, privileges, network connectivity, execution environments, and tool use, as well as monitoring and other controls designed to detect or limit unauthorized activity. Such measures may not be sufficient to prevent all unintended or unauthorized actions. If it becomes necessary to further restrict the availability, capabilities, or use of our platform and system tools by our employees or AI systems in response to these risks, our ability to develop products, operate efficiently, or deliver high-quality and timely customer support could be harmed.
We rely on third-party software and technology providers for certain essential financial and operational services, and a failure or disruption in, or a material change to, these services could materially and adversely affect our ability to manage our business effectively.
We rely on third-party software and technology providers to provide many essential financial and operational services to support our business, including enterprise resource planning, customer relationship management, artificial intelligence technologies and models, and human capital management. Many of these vendors provide their services to us through cloud-based platforms, APIs, or other hosted services rather than software that is installed and operated on our premises. As a result, we depend on these vendors to provide services that are reliable, secure, available, and compatible with our systems and business requirements.
Our use of third-party AI technologies and models may create additional dependencies on providers whose technologies, infrastructure, security practices, and commercial terms we do not control. Such providers often modify or discontinue models or services, change their functionality or performance, impose or modify usage restrictions or rate limits, increase pricing, experience capacity constraints or service disruptions, or change the terms under which their technologies may be used. Updates to third-party AI models or services may also result in unexpected changes in their performance, behavior, security, or compatibility with our systems. Because we generally do not control the underlying models or infrastructure provided by these third parties, our ability to identify, correct, or mitigate defects, vulnerabilities, outages, or other problems may be limited or dependent upon the provider.
If a third-party technology or AI model on which we rely becomes unavailable, materially changes, no longer meets our security, privacy, performance, legal, or business requirements, or becomes uneconomical to use, we may need to identify and transition to an alternative provider or technology. Such a transition may require significant engineering, testing, operational, or other resources, may not be completed on a timely basis, and may result in disruptions to our operations or the functionality or performance of systems that depend on such technologies.
Any failure, security incident, service disruption, material change, or other deficiency involving these vendors or technologies, or any disruption in our ability to access them, could disrupt our business processes, increase our costs, require us to modify our systems or business practices, and materially and adversely affect our ability to effectively manage our business.
Issues and uncertainty in the development, deployment, and use of AI in our solution, in our business, and by our customers or partners may subject us to liability and may harm our reputation and operating results.

We are investing significantly in leveraging AI technologies, including generative AI and AI agents, within our solutions and operations. We are increasingly innovating and expanding offerings on our Connected Operations Platform by integrating AI into our technology and systems. We are also developing and incorporating AI solutions and features into our operations to help drive future growth and efficiency. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or of poor quality or contain biased information. Inappropriate or controversial data practices by third parties, data scientists, engineers, and end users of our systems could impair the acceptance of AI solutions. If the recommendations, forecasts, content, or analyses that AI applications assist in producing are or are alleged to be deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Our, or our vendors’, use of AI technologies could lead to the unauthorized disclosure of sensitive, proprietary, or confidential information and could lead to new potential cyberattack methods for third parties or be used to increase the frequency, sophistication or intensity of cyberattacks. The impact of AI technology on intellectual property ownership and licensing rights, including copyright, has not been fully addressed by relevant courts or other laws or regulations, and the use of third-party AI technologies in connection with our solution and operations may result in exposure to claims of copyright infringement or other intellectual property misappropriation, or a reduced ability to protect our intellectual property. We may choose to invest in the development and maintenance of proprietary data sets and training models and the development of appropriate protections, safeguards, and policies for handling the processing of data, including transparency of customer data extraction and usage in training models, with our AI features, which may be costly and subject us to legal liability. Increasing use of AI tools, including large language model APIs and related infrastructure, exposes us to growing costs. Token-based and consumption-based pricing models mean that as our use of AI in our solution increases, or as employee adoption scales and use cases expand, our margins may be impacted and our AI-related operating expenses could increase materially. There can be no assurance that we will realize the desired or anticipated benefits from our investments in AI technology in a timely or cost-effective manner.
Some AI scenarios may also present ethical issues. If we enable or offer AI features that are controversial because of their perceived or real impact on human rights, privacy, data protection, employment, or other social issues, we may experience brand or reputational harm.
Additionally, jurisdictions around the world are developing and passing new regulations that apply specifically to the use of AI. Government regulation related to AI use and ethics may expose us to legal liability and/or increase the burden and cost of research and development in this area, and failure to properly remediate AI usage or ethics issues may cause public confidence in AI to be undermined, which could slow adoption of AI in our solution. For example, the European Union Artificial Intelligence Act (“EU AI Act”) imposes a series of legal and technical obligations and restrictions on companies’ use, and development of, AI with varying enforcement dates. Under the EU AI Act, fines can reach up to the greater of €35 million and 7% of global annual turnover. Other countries, including the United States, have begun considering and implementing AI regulations. For example, the Federal Trade Commission (“FTC”) adopted streamlined procedures for AI-related investigations in November 2023; and several bills involving AI have been introduced in Congress. Several states have also passed legislation or regulatory frameworks governing automated decision-making and agentic systems, which may impose heightened compliance obligations and operational restrictions on our development and deployment of AI features.
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
We believe that maintaining, enhancing, and protecting our reputation as a differentiated and category-defining company is critical to our relationships with our existing customers and to our ability to attract new customers. We also believe the importance of brand recognition will increase as competition in our market increases, and that brand and reputation are particularly important in the physical operations industry given the potential impact of any failure of our solution on the physical operations of our customers. In the second quarter of fiscal year 2027, we updated our brand identity, including changes to our logo, typeface, color palette, and other visual elements. Implementing this updated brand identity has required and may require further expenditures and may not achieve its intended benefits, and it could result in customer confusion or otherwise adversely affect our brand recognition or reputation. The successful promotion and protection of our updated brand depends on a number of factors, including our and our channel partners’ marketing efforts and conduct in the marketplace, our ability to continue to develop high-quality solutions, our ability to successfully differentiate our Applications from those of competitors, and our ability to obtain and maintain intellectual property and other protections related to our brand. In addition, users of our solution, independent industry analysts, and other media commentators, and participants in online forums, social media platforms, and other digital channels, provide reviews of our solution and our competitors’ products, which could influence the perception of the relative value of our solution in the marketplace. If these reviews are negative, or less positive as compared to those of our competitors’ products, our reputation and brand may be harmed.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Arrangements
During the quarterly period ended August 1, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K, Item 408.

Item 6. Exhibits
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Exhibit	Filing Date

3.1	Articles of Incorporation of the registrant, effective June 1, 2026.	8-K	001-41140	3.1	6/1/2026

3.2	Bylaws of the registrant, effective June 1, 2026.	8-K	001-41140	3.2	6/1/2026

4.1	Form of Class A common stock certificate of the registrant	10-Q	001-41140	4.1	6/9/2026

4.3	Description of Capital Stock of Samsara Inc.	10-Q	001-41140	4.3	6/9/2026

10.1+	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	001-41140	10.1	6/1/2026

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*#	Section 906 Certification of Principal Executive Officer.

32.2*#	Section 906 Certification of Principal Financial Officer.

101.INS	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

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

+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAMSARA INC.

Date: September 8, 2026	By:	/s/ Sanjit Biswas
Sanjit Biswas
Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2026	By:	/s/ Dominic Phillips
Dominic Phillips
Chief Financial Officer
(Principal Financial Officer)